Form 10-Q
period 1995-03-31
EMPIRE BANC CORP
filed 1995-05-10
CIK 810830

                              SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549
                              ----------------------------------

                                        FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

    For the quarterly period ended March 31, 1995.

                                ------------------------------
                                COMMISSION FILE NUMBER 0-15839
                                ------------------------------

                                   EMPIRE BANC CORPORATION

                    (Exact name of registrant as specified in its charter)

                                          MICHIGAN
               (State or other jurisdiction of incorporation or organization)

                                    1227 E. FRONT STREET
                                  TRAVERSE CITY, MICHIGAN
                         (Address of principal executive offices)

                                          38-2727982
                             (IRS Employer Identification Number)

                                            49686
                                         (Zip code)

                                       (616) 922-2111
                    (Registrant's telephone number, including area code)

                                       NOT APPLICABLE
           (Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X                       No

The number of shares outstanding of each of the issuer's classes of common stock was 1,304,302 shares of common stock, par value $5, outstanding as of March 31, 1995.

EMPIRE BANC CORPORATION
CONSOLIDATED BALANCE SHEET

(In thousands, except share data)                      March 31  December 31      March 31
                                                           1995         1994          1994
ASSETS
Cash and due from banks                                 $ 11,628     $ 14,527      $  9,588
Federal funds sold                                        15,800        7,100         5,000
                                                          ------       ------        ------
  Cash and cash equivalents                               27,428       21,627        14,588

Securities available for sale - (fair value)              32,201       31,332        31,055
Securities held to maturity
  (Fair value: 1995-$33,578,
   $32,220 and $35,780 in 1994)                           33.830       32,899        35,891
Loans                                                    243,456      243,583       220,072
 Less: allowance for loan losses                          (2,975)      (2,900)       (2,630)
- - - - -------------------------------------------------------------------------------------------
          Net loans                                      240,481      240,683       217,442
- - - - -------------------------------------------------------------------------------------------
Premises and equipment, net                                3,851        3,939         4,136
Other real estate                                             70           53           936
Accrued interest receivable and other assets               6,374        6,418         6,571
- - - - -------------------------------------------------------------------------------------------
          Total assets                                  $344,235     $336,951      $310,619
                                                        ========     ========      ========
- - - - -------------------------------------------------------------------------------------------
LIABILITIES
Deposits
 Non-interest-bearing                                   $ 39,427     $ 44,150      $ 35,420
 Interest-bearing                                        261,194      253,839       238,304
- - - - -------------------------------------------------------------------------------------------
          Total deposits                                 300,621      297,989       273,724
- - - - -------------------------------------------------------------------------------------------
Federal Home Loan Bank advances                           12,000        8,000         8,000
Accrued expense and other liabilities                      4,432        4,630         4,035
- - - - -------------------------------------------------------------------------------------------
          Total liabilities                              317,053      310,619       285,759
- - - - -------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock-$1 par value,
  2,000,000 shares authorized, none outstanding
Common stock-$5 par value, 5,000,000 shares authorized,
  shares outstanding: 3/31/95 & 12/31/94 - 1,304,302,
   3/31/94 - 1,299,302                                     6,521        6,521         6,496
Paid-in-capital                                            9,098        9,098         9,039
Retained earnings                                         11,756       11,224         9,488
Security valuation                                          (193)        (511)         (163)
- - - - -------------------------------------------------------------------------------------------
          Total shareholders' equity                      27,182       26,332        24,860
                                                        --------     --------      --------
          Total liabilities and shareholders' equity    $334,235     $336,951      $310,619
                                                        ========     ========      ========
See notes to consolidated financial statements.

EMPIRE BANC CORPORATION
CONSOLIDATED STATEMENT OF INCOME

(In thousands, except share data)                 Year to Date
                                                    March 31
                                                1995        1994
INTEREST INCOME
 Loans, including fees                        $5,652      $4,532
 Taxable securities
  Available for sale                             461         346
  Held to maturity                               418         343
Tax-exempt securities - held to maturity          49          76
Federal funds sold                               112          70
- - - - ----------------------------------------------------------------
          Total interest income                6,692       5,367
INTEREST EXPENSE
 Deposits                                      2,929       2,185
 Federal funds purchased                           1         ---
 Federal Home Loan Bank advances                 157          63
- - - - ----------------------------------------------------------------
          Total interest expense               3,087       2,248
                                               -----       -----
          Net interest income                  3,605       3,119
Provision for loan losses                        241          61
                                               -----       -----
          Net interest income after
          provision for loan losses            3,364       3,058
NON-INTEREST INCOME
 Mortgage sales and servicing                    209         400
 Service charges on deposit accounts             325         307
 Trust income                                    448         418
 Other service charges and fees                   87          83
 Other income                                     90          72
 Security gains(losses)                          ---          11
- - - - ----------------------------------------------------------------
          Total non-interest income            1,159       1,291
                                               -----       -----
NON-INTEREST EXPENSE
 Salaries and employee benefits                1,724       1,706
 Occupancy                                       249         249
 Furniture and equipment                         211         187
 Other                                           971         962
- - - - ----------------------------------------------------------------
          Total non-interest expense           3,155       3,104
                                               -----       -----
          Income before federal income taxes   1,368       1,245
Federal income taxes                             445         400
- - - - ----------------------------------------------------------------
          Net income                          $  923      $  845
                                              ======      ======
Earnings per share                            $  .66      $  .61
Average shares                             1,390,954   1,390,554
- - - - ----------------------------------------------------------------
See notes to consolidated financial statements.

EMPIRE BANC CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)                                                       Year to date March 31
                                                                       1995           1994
OPERATING ACTIVITIES
Net income                                                          $   923        $   845
Adjustments to reconcile net income to net
  cash from operating activities:
 Depreciation and amortization                                          192            181
 Provision for loan losses                                              241             61
 Net (increase) decrease in mortgages held for sale                     (61)          (331)
 Net gains on securities available for sale                             ---            (10)
 Net amortization/accretion on securities                               127            281
 Net gain on called securities                                          ---             (1)
 Change in:
  Interest receivable                                                   (63)          (250)
  Interest payable                                                       78             41
  Other, net                                                           (219)          (218)
                                                                     ------         ------
  Total adjustments                                                     295           (246)
- - - - -------------------------------------------------------------------------------------------
          Net cash from operating activities                          1,218            599
- - - - -------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Securities available for sale:
  Proceeds from sales                                                   ---          1,010
  Proceeds from maturities                                            3,138          1,039
  Purchases                                                          (3,582)        (5,371)
 Securities held to maturity:
  Proceeds from maturities                                            3,462         11,007
  Purchases                                                          (4,463)        (9,318)
 Loans granted net of repayments                                         22         (1,440)
 Premises and equipment expenditures                                   (104)          (145)
- - - - -------------------------------------------------------------------------------------------
          Net cash from investing activities                         (1,527)        (3,218)
- - - - -------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Net increase (decrease) in deposits                                  2,632         (5,817)
 Cash dividends paid                                                   (522)          (326)
 Federal Home Bank advances                                           4,000          3,000
- - - - -------------------------------------------------------------------------------------------
          Net cash from financing activities                          6,110         (3,143)
- - - - -------------------------------------------------------------------------------------------
          Net change in cash and cash equivalents                     5,801         (5,762)
Cash and cash equivalents
 Beginning of year                                                   21,627         20,350
                                                                    -------        -------
 End of period                                                      $27,428        $14,588
                                                                    =======        =======

Cash paid during the year for:  Interest                            $ 3,008        $ 2,289
                                Income taxes                            ---            ---

See notes to consolidated financial statements.

EMPIRE BANC CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

- - - - -------------------------------------------------------------------------------------------
(In thousands)                                                         1995           1994
- - - - -------------------------------------------------------------------------------------------

Balance January 1                                                   $26,332        $24,504
Net income                                                              923            845
Dividends declared                                                     (391)          (326)
Net change in security valuation                                        318           (163)
- - - - -------------------------------------------------------------------------------------------
          Balance March 31                                          $27,182        $24,860
- - - - -------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note-1 The consolidated financial statements include the accounts of Empire Banc Corporation and its wholly-owned subsidiary, Empire National Bank, after elimination of significant inter-company transactions and accounts. The statements have been prepared by management without audit by independent certified public accountants. However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Empire Banc Corporation's Form 10-K for the year ended December 31, 1994.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

Because the results of operations are so closely related to and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.


Note-2 Earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. Common stock equivalents consist of common stock issuable under the assumed exercise of stock options granted under the Corporation's stock option plan, using the treasury stock method.


Note-3 During the three month period ended March 31, 1995, there were no sales or transfers of available-for-sale or held-to-maturity securities. The change in net unrealized holding gain or loss on available-for-sale securities for the current quarter is $318,000.

NET INTEREST INCOME
AVERAGE BALANCES, INTEREST INCOME/EXPENSE, AVERAGE RATES

                                                Quarter ending March 31
                                        1995                                1994
                            ---------------------------        ---------------------------
                                   Average                            Average
(Fully taxable equivalent,   Balance  Interest    Rate          Balance  Interest     Rate
in thousands)               ---------------------------        ---------------------------
ASSETS
Loans, including fees*,**   $243,156   $ 5,655    9.43%        $215,093   $ 4,533     8.55%

Securities - taxable          64,029       879    5.49%          59,669       689     4.62%
           - tax-exempt*       3,257        71    8.78%           6,369       110     6.93%
                            --------   -------                 --------   -------
    Total securities          67,286       950    5.65%          66,038       799     4.84%

Federal funds sold             7,853       113    5.75%           9,222        70     3.05%
                            --------   -------                 --------   -------
    Total earning assets     318,295     6,718    8.56%         290,353     5,402     7.55%
Cash and due from banks       11,252                             10,590
Other assets                   9,129                             11,733
                            --------                           --------
    Total assets            $338,676                           $312,676
                            ========                           ========
LIABILITIES AND EQUITY
CDs over $100,000           $ 13,790       199    5.85%        $ 11,857        99     3.31%
Savings & interest checking   60,750       340    2.27%          63,707       329     2.09%
Money market deposits         68,530       747    4.42%          63,297       432     2.77%
Consumer CDs                 115,126     1,643    5.79%         102,494     1,325     5.25%
                            --------   -------                 --------   -------
    Total interest-bearing
      deposits               258,196     2,929    4.60%         241,355     2,185     3.67%
FHLB advances                  9,460       158    6.78%           5,967        63     4.31%
                            --------   -------                 --------   -------
    Total interest-bearing
     sources                 267,656     3,087    4.68%         247,322     2,248     3.69%
                            --------   -------                 --------   -------
Demand deposits               39,990                             36,524
Other liabilities              4,384                              3,934
Shareholders' equity          26,646                             24,896
                            --------                           --------
    TOTAL LIABILITIES
     AND EQUITY             $338,676                           $312,676
                            ========                           ========
Net interest spread (FTE)                         3.88%                               3.86%
                                                  =====                               =====
Net interest income (FTE)              $ 3,631                            $ 3,154
                                       =======                            =======
Net interest margin (FTE)                         4.63%                               4.41%
                                                  =====                               =====

 * Interest income on tax-exempt securities and certain tax-exempt loans have been adjusted to tax-equivalent basis.
** Non-accrual loans are excluded.

EMPIRE BANC CORPORATION
FINANCIAL REVIEW

FIRST QUARTER 1995 COMPARED WITH FIRST QUARTER 1994

SUMMARY

Empire Banc Corporation's first quarter earnings were $923,000, a 9.2% increase from 1994 first quarter income of $845,000. Earnings per share increased from $.61 per share in 1994 to $.66 in 1995. The return on assets was 1.09%, comparable to the first quarter of 1994. The return on equity was 13.86% for the quarter versus 13.58% in 1994.

Net interest income, on a fully taxable equivalent (FTE) basis, was $3.6 million, a 15.1% increase from the year-ago quarter, reflecting a $27.9 million increase in average earning assets and a 22 basis point increase in net interest margin. Non-interest income decreased $132,000, or 10.2%, due primarily to decreased mortgage lending activity, in the quarterly comparison from the prior year. Non-interest expenses increased $51,000, or 1.6% in the quarter to quarter comparison.

NET INTEREST INCOME
                                                 Quarter Ending
                                                    March 31
                                                 1995        1994
- - - - -----------------------------------------------------------------
 Interest income                               $6,692      $5,367
 Taxable equivalent adjustment                     26          35
                                               ------      ------
    Interest income (FTE)                       6,718       5,402
 Interest expense                               3,087       2,248
                                               ------      ------
    Net interest income (FTE)                  $3,631      $3,154
                                               ======      ======
 Increase (decrease) due to change in:
    Volume                                     $  362      $  330
    Rate                                          115        (326)
                                               ------      ------
    Total                                      $  477      $    4
                                               ======      ======

First quarter net interest income, on a fully taxable equivalent basis, was $3,631,000, a $477,000 increase from the first quarter of 1994. Average earning assets increased $27.9 million as the loan portfolio increased $28.1 million for the quarter. The investment portfolio showed a $1.2 million increase and the bank's investment in overnight funds decreased on average $1.4 million, to account for the change. Total interest income (FTE) for the quarter increased $1.3 million between the two periods and the average rate earned increased 101 basis points to 8.56%. Total interest expense increased $839,000, and the average rate paid increased 99 basis points to 4.68%.

Average loans totaled $243 million for the quarter, increasing 13.0% from the 1994 first quarter. Loans secured by real estate totaled
$166 million at March 31, 1995, increasing $26 million from March 1994. The average rate earned on the loan portfolio increased 9 basis points to 9.43% in the quarterly comparison. Average outstanding investment securities increased $1.2 million in the quarter to quarter comparison to average $67.3 million and the rate earned increased 81 basis points to 5.65%.

Average interest bearing deposits increased $16.8 million to $258.2 million in the first quarter of 1995. Increases in money market deposits of $5.2 million, CDs over $100,000 of $1.9 million and consumer CDs of $12.6 million were offset by decreases in savings and interest checking of $3.0 million. Funding from additional Federal Home Loan Bank advances increased on average $3.5 million from the first quarter of 1994. Demand deposits averaged $3.5 million more in 1995 versus the 1994 first quarter. Average non-interest bearing funds supporting earning assets increased $7.6 million from last year's levels for the quarter.

AVERAGE EARNING ASSETS- NET INTEREST MARGIN

                                                   Quarter Ending         Quarter Ending
                                                   March 31, 1995         March 31, 1994
                                                  Balance     Rate       Balance     Rate
- - - - ------------------------------------------------------------------------------------------
Daily average balances (in thousands)
Average rates earned and paid (fully taxable equivalent basis)

Average interest-earning assets                  $318,295     8.56%     $290,353     7.55%
                                                 ========               ========

Interest-bearing liabilities                      267,656     4.68       247,322     3.69
Noninterest-bearing sources of funds               50,639       --        43,031       --
                                                 --------               --------
  Total supporting liabilities                   $318,295     3.93%     $290,353     3.14%
                                                 ========               ========
Net interest margin (related to average
  interest-earning assets)                                    4.63%                  4.41%
                                                              ====                   ====

NON-INTEREST INCOME
                                                Quarter Ending
                                                  March 31
                                              Increase (decrease)
                                               Amount          %
- - - - ----------------------------------------------------------------
(In thousands)
Mortgage sales and servicing                   $ (191)       (48)%
Service charges on deposit accounts                18          6
Trust income                                       30          7
Other service charges and fees                      4          5
Other income                                        7          8
                                               ------       ----
                                               $ (132)       (10)%
                                               ======       ====

Non-interest income for the first quarter of 1995 was $1,159,000, a $132,000 decrease or 10.2% from the first quarter of 1994. Increases in deposit account related fees and trust income were offset by reductions in income related to decreased mortgage lending activity in the quarter to quarter comparison.

NON-INTEREST EXPENSE
                                               Quarter Ending
                                                  March 31
                                             Increase (decrease)
                                                Amount        %
- - - - -----------------------------------------------------------------
(In thousands)
Salaries and employee benefits                  $   18        1%
Occupancy                                           --       --
Equipment                                           24       13
Other                                                9        1
                                                ------     ----
                                                $   51        2%
                                                ======     ====


Non-interest expenses for the first quarter totaled $3,155,000, an increase of $51,000 or 2% from the first quarter of 1994. Equipment related expenses increased $24,000, or 13%, primarily due to costs associated with data processing activity.

ASSET QUALITY-ALLOWANCE FOR LOAN LOSSES

Total non-performing assets declined $1,073,000 or 31%, with other real estate being reduced by $866,000 and loans on non-accrual status down $527,000 over the last twelve months. Net loan charge-offs for the current quarter were $166,000 compared to the $61,000 in the first quarter of 1994. The reserve for loan losses was $2,975,000 or 1.22% of total loans at March 31, 1995, compared to the $2,630,000 or 1.20% of total loans at March 31, 1994. Although the provision for loan losses increased over the prior year due to increased loan losses, net loan losses were only
.27 percent of average loans for the three months ended March 31, 1995, well within industry norms.

NON-PERFORMING ASSETS
                                                  3/31/95         12/31/94        3/31/94
                                                  -------         --------        -------
(In Thousands)
Non-accrual loans                                  $1,484           $1,228         $2,011
Renegotiated loans                                    804              644            484
                                                   ------           ------         ------
  Total non-performing loans                        2,288            1,872          2,495
Other real estate                                      70               53            936
                                                   ------           ------         ------
  Total non-performing assets                      $2,358           $1,925         $3,431
                                                   ======           ======         ======
Non-performing assets as
  a percent of total loans                            .97%             .79%          1.56%
Accruing loans 90 days or more past due            $  123           $  128         $   70


INVESTMENT SECURITIES

The following is a summary of investment securities, held-to-maturity and available-for-sale, at March 31, 1995.

Held-to-maturity
                                                                 Unrealized
                                                  Cost        Gain        Loss    Fair Value
- - - - --------------------------------------------------------------------------------------------
US Government and agency                       $26,407     $    26     $   288       $26,145
State and Municipal                              3,248          66           5         3,309
Mortgage-backed                                    633         ---           9           624
Other                                            3,542           5          47         3,500
                                               -------     -------     -------       -------
          Total                                $33,830     $    97     $   349       $33,578
                                               =======     =======     =======       =======





Available-for-sale
                                                                Unrealized
                                                  Cost        Gain      Loss    Fair Value
- - - - ------------------------------------------------------------------------------------------

US Government and agency                       $26,480       $  38     $ 375       $26,143
Mortgage-backed                                  4,220          33        50         4,203
Other                                            1,792          63       ---         1,855
                                               -------       -----     -----       -------
          Total                                $32,492       $ 134     $ 425       $32,201
                                               =======       =====     =====       =======

SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

Total equity at March 31, 1995 was $27.2 million, compared to $26.3 million and $24.9 million at December 31, 1994 and March 31, 1994, respectively. The Corporation declared $391,000, or $.30 per share, in dividends for the first quarter of 1995 as compared to $326,000, or $.25 per share in the first quarter of 1994.

The following is a summary of risk-based capital ratios:
                                                  3/31/95         12/31/94        3/31/94
                                                 --------         --------       --------
Tier 1 capital                                   $ 26,908         $ 26,366       $ 24,353
Tier 2 capital                                      2,975            2,900          2,630
                                                 --------         --------       --------
  Total qualifying capital                       $ 29,883         $ 29,266       $ 26,983
                                                 ========         ========       ========

Risk adjusted assets                             $242,719         $243,591       $226,570
                                                 ========         ========       ========

Tier 1 leverage ratio                                7.94%            7.93%          7.80%
Tier 1 risk-based capital                           11.09%           10.82%         10.75%
Total risk-based capital                            12.31%           12.01%         11.91%

EMPIRE BANC CORPORATION

PART II - OTHER INFORMATION

Item 4.  Submission of matters to a vote of security holders

         None

Item 6.  Exhibits and reports on Form 8-K

         (a)  Exhibits - none

              Bylaws of Empire Banc Corporation filed as Exhibit (3) to the Registrant's Current Report Form 8-K dated January 26, 1995.

         (b)  Reports on Form 8-K

              A Current Report on Form 8-K dated January 26, 1995 was filed on February 1, 1995 reporting amendments to the Registrant's Bylaws.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    EMPIRE BANC CORPORATION
                                    -----------------------
                                         (Registrant)

Date:  May 10, 1995                 \s\ Robert L. Israel
                                    --------------------------------------
                                    Robert L. Israel
                                    President & Chief Operating Officer

Date:  May 10, 1995                 \s\ William T. Fitzgerald, Jr.
                                    --------------------------------------
                                    William T. Fitzgerald, Jr.
                                    Secretary, Treasurer & Chief Financial
                                    Officer