Form 10-Q/A
period 1995-03-31
EMPIRE BANC CORP
filed 1995-06-30
CIK 810830

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                     ----------------------------------

                               FORM 10-Q/A

/X/ Amendment to quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits - Exhibit 27 (Financial Data Schedule) is included as a separate document titled EX-27.

              Bylaws of Empire Banc Corporation filed as Exhibit (3) to the Registrant's Current Report Form 8-K dated January 26, 1995.

         (b)  Reports on Form 8-K.

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

                                    EMPIRE BANC CORPORATION
                                    -----------------------
                                         (Registrant)

Date:  June 26, 1995                 \s\ Robert L. Israel
                                    --------------------------------------
                                    Robert L. Israel
                                    President & Chief Operating Officer

Date:  June 26, 1995                 \s\ William T. Fitzgerald, Jr.
                                    --------------------------------------
                                    William T. Fitzgerald, Jr.
                                    Secretary, Treasurer &
                                    Chief Financial Officer