Form 10-Q
period 1995-06-30
EMPIRE BANC CORP
filed 1995-08-14
CIK 810830

                              SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549
                              ----------------------------------

                                        FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

    For the quarterly period ended June 30, 1995.

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

                            Yes  X                       No

The number of shares outstanding of each of the issuer's classes of common stock was 1,304,302 shares of common stock, par value $5, outstanding as of June 30, 1995.

EMPIRE BANC CORPORATION
CONSOLIDATED BALANCE SHEET

(In thousands, except share data)                        June 30  December 31       June 30
                                                            1995         1994          1994
ASSETS
Cash and due from banks                                 $ 11,676     $ 14,527      $ 11,173
Federal funds sold                                         9,300        7,100            --
                                                          ------       ------        ------
  Cash and cash equivalents                               20,976       21,627        11,173
Investment securities
 Available for sale - (fair value)                        28,604       28,145        28,135
 Held to maturity
  (fair value: 1995-$31,355,
   $31,572 and $31,206 in 1994)                           31,224       32,229        31,556
 Mortgage-backed securities
  Available for sale - (fair value)                        6,227        3,187         2,710
  Held to maturity (fair value: 1995-$598, 1994-$648)        596          670            --
Loans                                                    253,495      243,583       231,883
 Less: allowance for loan losses                          (3,000)      (2,900)       (2,750)
-------------------------------------------------------------------------------------------
          Net loans                                      250,495      240,683       229,133
-------------------------------------------------------------------------------------------
Premises and equipment, net                                3,789        3,939         4,021
Other real estate                                             74           53           835
Accrued interest receivable and other assets               6,081        6,418         6,456
-------------------------------------------------------------------------------------------
          Total assets                                  $348,066     $336,951      $314,019
LIABILITIES                                             ========     ========      ========
Deposits
 Non-interest-bearing                                   $ 44,702     $ 44,150      $ 37,723
 Interest-bearing                                        259,085      253,839       239,195
-------------------------------------------------------------------------------------------
          Total deposits                                 303,787      297,989       276,918
-------------------------------------------------------------------------------------------
Federal Home Loan Bank advances                           12,000        8,000         8,000
Accrued expense and other liabilities                      4,236        4,630         3,755
-------------------------------------------------------------------------------------------
          Total liabilities                              320,023      310,619       288,673
SHAREHOLDERS' EQUITY
Preferred stock-$1 par value,
  2,000,000 shares authorized, none outstanding
Common stock-$5 par value, 5,000,000 shares authorized,
  shares outstanding: 1,304,302                            6,521        6,521         6,521
Paid-in-capital                                            9,098        9,098         9,098
Retained earnings                                         12,337       11,224        10,049
Net unrealized gain (loss) on securities available for
 sale, net of tax effect                                      87         (511)         (322)
-------------------------------------------------------------------------------------------
          Total shareholders' equity                      28,043       26,332        25,346
                                                        --------     --------      --------
          Total liabilities and shareholders' equity    $348,066     $336,951      $314,019
                                                        ========     ========      ========
See notes to consolidated financial statements.

EMPIRE BANC CORPORATION
CONSOLIDATED STATEMENT OF INCOME

(In thousands, except share data)          Quarter Ending      Year to Date
                                              June 30             June 30
                                           1995      1994    1995        1994
INTEREST INCOME
 Loans, including fees                  $ 5,864   $ 4,988   $11,516   $ 9,520
 Taxable securities
  Available for sale                        527       368       988       714
  Held to maturity                          413       340       831       683
Tax-exempt securities - held to maturity     47        59        96       134
Federal funds sold                          177        20       289        90
-----------------------------------------------------------------------------
       Total interest income              7,028     5,775    13,720    11,141
INTEREST EXPENSE
 Deposits                                 3,106     2,224     6,035     4,409
 Federal funds purchased                     --        18         1        18
 Federal Home Loan Bank advances            213        97       370       160
-----------------------------------------------------------------------------
       Total interest expense             3,319     2,339     6,406     4,587
                                          -----     -----     -----     -----
       Net interest income                3,709     3,436     7,314     6,554
Provision for loan losses                   118       244       359       305
                                          -----     -----     -----     -----
       Net interest income after
       provision for loan losses          3,591     3,192     6,955     6,249
NON-INTEREST INCOME
 Mortgage sales and servicing               210       293       419       693
 Service charges on deposit accounts        330       335       655       642
 Trust income                               450       393       898       811
 Other service charges and fees             111        99       198       182
 Other income                                92        68       182       140
 Security gains(losses)                      (5)       --        (5)       11
-----------------------------------------------------------------------------
       Total non-interest income          1,188     1,188     2,347     2,479
                                          -----     -----     -----     -----
NON-INTEREST EXPENSE
 Salaries and employee benefits           1,844     1,678     3,568     3,384
 Occupancy                                  253       234       502       483
 Furniture and equipment                    214       202       425       390
 Other                                    1,023       947     1,994     1,908
-----------------------------------------------------------------------------
       Total non-interest expense         3,334     3,061     6,489     6,165
                                          -----     -----     -----     -----
       Income before federal income taxes 1,445     1,319     2,813     2,563
Federal income taxes                        472       433       917       832
-----------------------------------------------------------------------------
       Net income                       $   973   $   886   $ 1,896   $ 1,731
                                         ======    ======    ======    ======
Earnings per share                      $   .70   $   .63    $ 1.36   $  1.24
Average shares                        1,397,262 1,396,637 1,394,108 1,393,595
------------------------------------------------------------------------------
See notes to consolidated financial statements.

EMPIRE BANC CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)                                                        Year to Date June 30
                                                                       1995           1994
OPERATING ACTIVITIES
Net income                                                          $ 1,896        $ 1,731
Adjustments to reconcile net income to net
  cash from operating activities:
 Depreciation and amortization                                          383            366
 Provision for loan losses                                              359            305
 Net (increase) decrease in mortgages held for sale                  (1,598)         1,365
 Net losses (gains) on securities available for sale                      5            (10)
 Net amortization/accretion on securities                               237            539
 Change in:
  Interest receivable                                                  (133)          (272)
  Interest payable                                                      119             64
  Other, net                                                           (241)          (217)
                                                                     ------         ------
  Total adjustments                                                    (869)         2,140
-------------------------------------------------------------------------------------------
          Net cash from operating activities                          1,027          3,871
-------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Securities available for sale:
  Proceeds from sales                                                 3,005          1,010
  Proceeds from maturities                                            4,345          2,909
  Purchases                                                         (10,039)        (7,388)
 Securities held to maturity:
  Proceeds from maturities                                            9,824         17,175
  Purchases                                                          (8,892)       (11,293)
 Loans granted net of repayments                                     (8,573)       (15,057)
 Premises and equipment expenditures                                   (233)          (215)
-------------------------------------------------------------------------------------------
          Net cash from investing activities                        (10,563)       (12,859)
-------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Net increase (decrease) in deposits                                  5,798         (2,623)
 Cash dividends paid                                                   (913)          (650)
 Federal Home Bank advances                                           4,000          3,000
 Issuance of common stock                                                --             84
-------------------------------------------------------------------------------------------
          Net cash from financing activities                          8,885           (189)
-------------------------------------------------------------------------------------------
          Net change in cash and cash equivalents                      (651)        (9,177)
Cash and cash equivalents
 Beginning of year                                                   21,627         20,350
                                                                    -------        -------
 End of period                                                      $20,976        $11,173
                                                                    =======        =======
Cash paid during the year for:  Interest                            $ 6,286        $ 4,651
                                Income taxes                          1,160          1,013

See notes to consolidated financial statements.

EMPIRE BANC CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

-------------------------------------------------------------------------------------------
(In thousands)                                                         1995           1994
-------------------------------------------------------------------------------------------

Balance January 1                                                   $26,332        $24,504
Net income                                                            1,896          1,731
Common stock issued                                                      --             84
Dividends declared                                                     (783)          (651)
Net change in security valuation                                        598           (322)
-------------------------------------------------------------------------------------------
          Balance June 30                                           $28,043        $25,346
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


Note-3 During the six month period ended June 30, 1995, the proceeds from sales of available-for-sale securities were $3,005,000 with gross realized losses of $4,600 from these sales. Net unrealized holding gains on available-for-sale securities for the current quarter are $280,000 and year-to-date are $598,000.

NET INTEREST INCOME
AVERAGE BALANCES, INTEREST INCOME/EXPENSE, AVERAGE RATES

Quarter Ending June 30,                1995                               1994
                            ---------------------------        ---------------------------
                             Average                            Average
(Fully taxable equivalent,   Balance  Interest    Rate          Balance  Interest     Rate
in thousands)               ---------------------------        ---------------------------
ASSETS
Loans, including fees*,**   $246,648   $ 5,866    9.54%        $225,888   $ 4,989     8.86%

Securities - taxable          65,009       941    5.79%          60,997       708     4.65%
           - tax-exempt*       3,096        68    8.81%           4,029        86     8.48%
                            --------   -------                 --------   -------
    Total securities          68,105     1,009    5.86%          65,026       794     4.83%

Federal funds sold            11,891       177    5.87%           2,086        20     3.65%
                            --------   -------                 --------   -------
    Total earning assets     326,644     7,052    8.66%         293,000     5,803     7.94%
Cash and due from banks       11,307                             11,081
Other assets                   9,348                             10,776
                            --------                           --------
    Total assets            $347,299                           $314,857
                            ========                           ========
LIABILITIES AND EQUITY
CDs over $100,000           $  8,728       135    6.12%        $ 10,245        96     3.72%
Savings & interest checking   60,123       338    2.25%          64,257       341     2.13%
Money market deposits         74,233       842    4.55%          61,527       450     2.93%
Consumer CDs                 120,135     1,791    5.98%         102,940     1,337     5.21%
                            --------   -------                 --------   -------
    Total interest-bearing
     deposits                263,219     3,106    4.73%         238,969     2,224     3.73%
Federal funds purchased           31         1    6.37%           1,789        18     4.15%
FHLB advances                 12,000       212    7.09%           8,000        97     4.82%
                            --------   -------                 --------   -------
    Total interest-bearing
     sources                 275,250     3,319    4.84%         248,758     2,339     3.77%
                            --------   -------                 --------   -------
Demand deposits               39,990                             37,105
Other liabilities              4,561                              3,746
Shareholders' equity          27,498                             25,248
                            --------                           --------
    Total liabilities
    and equity              $347,299                           $314,857
                            ========                           ========
Net interest spread (FTE)                         3.82%                               4.17%
                                                  =====                               =====
Net interest income (FTE)              $ 3,733                            $ 3,464
                                       =======                            =======
Net interest margin (FTE)                         4.58%                               4.74%
                                                  =====                               =====

 * Interest income on tax-exempt securities and certain tax-exempt loans have been adjusted to tax-equivalent basis.
** Non-accrual loans are excluded.

NET INTEREST INCOME
AVERAGE BALANCES, INTEREST INCOME/EXPENSE, AVERAGE RATES

Year to Date June 30,                  1995                               1994
                             --------------------------        ---------------------------
                             Average                            Average
(Fully taxable equivalent,   Balance  Interest    Rate          Balance  Interest     Rate
in thousands)               ---------------------------        ---------------------------
ASSETS
Loans, including fees*,**   $244,912   $11,522    9.49%        $220,520   $ 9,522     8.08%

Securities - taxable          64,522     1,819    5.64%          60,336     1,397     4.63%
           - tax-exempt*       3,176       140    8.80%           5,192       196     7.54%
                            --------   -------                 --------   -------
    Total securities          67,698     1,959    5.79%          65,528     1,593     4.84%

Federal funds sold             9,883       289    5.82%           5,634        90     3.16%
                            --------   -------                 --------   -------
    Total earning assets     322,493    13,770    8.61%         291,682    11,205     7.75%
Cash and due from banks       11,279                             10,837
Other assets                   9,246                             11,253
                            --------                           --------
    Total assets            $343,018                           $313,772
                            ========                           ========
LIABILITIES AND EQUITY
CDs over $100,000           $ 11,245       334    5.91%        $ 11,047       195     3.51%
Savings & interest checking   60,435       678    2.26%          63,983       670     2.11%
Money market deposits         71,397     1,589    4.49%          62,407       882     2.85%
Consumer CDs                 117,645     3,434    5.89%         102,718     2,662     5.23%
                            --------   -------                 --------   -------
    Total interest-bearing
      deposits               260,722     6,035    4.67%         240,155     4,409     3.70%
Federal funds purchased           34         1    6.14%             900        18     4.15%
FHLB advances                 10,718       370    6.96%           6,989       160     4.60%
                            --------   -------                 --------   -------
    Total interest-bearing
     sources                 271,474     6,406    4.76%         248,044     4,587     3.73%
                            --------   -------                 --------   -------
Demand deposits               40,145                             36,817
Other liabilities              4,325                              3,890
Shareholders' equity          27,074                             25,021
                            --------                           --------
    Total liabilities
     and equity             $343,018                           $313,772
                            ========                           ========
Net interest spread (FTE)                         3.85%                               4.02%
                                                  =====                               =====
Net interest income (FTE)              $ 7,364                            $ 6,618
                                       =======                            =======
Net interest margin (FTE)                         4.60%                               4.58%
                                                  =====                               =====

 * Interest income on tax-exempt securities and certain tax-exempt loans have been adjusted to tax-equivalent basis.
** Non-accrual loans are excluded.

EMPIRE BANC CORPORATION
FINANCIAL REVIEW

SECOND QUARTER 1995 COMPARED WITH SECOND QUARTER 1994

SUMMARY

Empire Banc Corporation's second quarter earnings were $973,000, a 9.8% increase from 1994 second quarter income of $886,000. Earnings per share increased from $.63 per share in 1994 to $.70 in 1995. The return on assets was 1.12%, comparable to the second quarter of 1994. The return on equity was 14.15% for the quarter versus 14.04% in 1994.

Net interest income, on a fully taxable equivalent (FTE) basis, was $3.7 million, a 7.8% increase from the year-ago quarter, reflecting a $33.6 million increase in average earning assets. The net interest margin earned for the second quarter was 4.58% versus 4.74% in 1994. Non-interest income remained unchanged in the quarter-to-quarter comparison, while non-interest expenses increased $273,000, or 8.9%.


NET INTEREST INCOME
                                                 Quarter Ended           Six Months Ended
                                                     June 30                  June 30
                                                 1995        1994         1995         1994
-------------------------------------------------------------------------------------------
 Interest income                               $7,028      $5,775      $13,720      $11,141
 Taxable equivalent adjustment                     24          28           50           64
                                               ------      ------      -------      -------
    Interest income (FTE)                       7,052       5,803       13,770       11,205
  Interest expense                              3,319       2,339        6,406        4,587
                                               ------      ------      -------      -------
    Net interest income (FTE)                  $3,733      $3,464       $7,364      $ 6,618
                                               ======      ======      =======      =======
 Increase (decrease) due to change in:
    Volume                                     $  330      $  339      $   625      $   673
    Rate                                          (61)        (80)         121         (410)
                                               ------      ------      -------      -------
    Total                                      $  269      $  259      $   746      $   263
                                               ======      ======      =======      =======

Second quarter net interest income, on a fully taxable equivalent basis, was $3,733,000, a $269,000 increase from the second quarter of 1994. Average earning assets increased $33.6 million as the loan portfolio increased $20.8 million for the quarter. The investment portfolio showed a $3.1 million increase and the bank's investment in overnight funds increased on average $9.8 million, to account for the change. Total interest income (FTE) for the quarter increased $1.2 million between the two periods and the average rate earned increased 72 basis points to average 8.66%. Total interest expense increased $980,000, and the average rate paid increased 107 basis points (bp) to 4.84%.

Average loans totaled $247 million for the quarter, increasing 9.2% from the 1994 second quarter. Loans secured by real estate totaled
$175 million at June 30, 1995, increasing $30 million from June 1994. The average rate earned on the loan portfolio increased 68 bp to 9.54% in the quarterly comparison. Average outstanding investment securities increased $3.1 million in the quarter to quarter comparison to average $68.1 million and the rate earned increased 103 bp to 5.86%. Funds sold increased on average $9.8 million and the rate earned 222 bp more in the quarterly comparison from the prior year.

Average interest bearing deposits increased $24.3 million to $263.2 million for the second quarter of 1995. Increases in average money market deposits of $12.7 million and consumer CDs of $17.2 million were offset by decreases in savings and interest checking of $4.1 million and CDs over $100,000 of $1.5 million. Following general economic interest rate changes, interest-bearing deposits averaged 100 bp more in 1995 rising to an average 4.73% for the quarter. Consumer CDs increased 77 bp, money market deposits 162 bp, savings and interest checking 12 bp, and CDs over $100,000 240 bp to account for the increase. Funding from additional Federal Home Loan Bank advances increased on average $4 million from the second quarter of 1994 and the rate increased 227 bp to 7.09%. Purchases of overnight funds decreased $1.8 million between the two quarters. Demand deposits averaged $2.9 million more in 1995 versus the 1994 second quarter. Average non-interest bearing funds supporting earning assets increased $7.2 million from last year's levels for the same quarter.

AVERAGE EARNING ASSETS- NET INTEREST MARGIN

                                                     Quarter Ended          Quarter Ended
                                                     June 30, 1995          June 30, 1994
                                                  Balance     Rate       Balance     Rate
-----------------------------------------------------------------------------------------
Daily average balances (in thousands)
Average rates earned and paid (fully taxable equivalent basis)

Average interest-earning assets                  $326,644     8.66%     $293,000     7.94%
                                                 ========               ========

Interest-bearing liabilities                      275,250     4.84%      248,758     3.77%
Noninterest-bearing sources of funds               51,394       --        44,242       --
                                                 --------     ----       --------    ----

  Total supporting liabilities                   $326,644     4.08%     $293,000     3.20%
                                                 ========     ====      ========     ====

Net interest margin (related to average
  interest-earning assets)                                    4.58%                  4.74%
                                                              ====                   ====




                                                      Year to Date           Year to Date
                                                     June 30, 1995          June 30, 1994
                                                  Balance     Rate       Balance     Rate
-----------------------------------------------------------------------------------------
Daily average balances (in thousands)
Average rates earned and paid (fully taxable equivalent basis)

Average interest-earning assets                  $322,493     8.61%     $291,682     7.75%
                                                 ========               ========

Interest-bearing liabilities                      271,474     4.76%      248,044     3.73%
Noninterest-bearing sources of funds               51,019       --        43,638       --
                                                 --------     ----       --------    ----

  Total supporting liabilities                   $322,493     4.01%     $291,682     3.17%
                                                 ========     ====      ========     ====

Net interest margin (related to average
  interest-earning assets)                                    4.60%                  4.58%
                                                              ====                   ====

NON-INTEREST INCOME
                                                Quarter Ended          Six Months Ended
                                                   June 30                 June 30
                                              Increase (decrease)     Increase (decrease)
                                               Amount          %       Amount          %
----------------------------------------------------------------------------------------
(In thousands)
Mortgage sales and servicing                   $  (83)       (28)%     $ (274)       (40)%
Service charges on deposit accounts                (5)        (1)          13          2
Trust income                                       57         15           87         11
Other service charges and fees                     12         12           16          5
Other income                                       24         35           42         30
Security gains (losses)                            (5)       100          (16)      (152)
                                               ------       ----       ------       ----
                                               $    0          0%      $ (132)        (5)%
                                               ======       ====       ======       ====

Non-interest income for the second quarters of 1995 and 1994 was $1,188,000. Increases in trust fee income, service charges and other income were offset by reductions in income related to decreased mortgage lending activity in the quarter to quarter comparison.


NON-INTEREST EXPENSE
                                               Quarter Ended         Six Months Ended
                                                   June 30                June 30
                                             Increase (decrease)    Increase (decrease)
                                                Amount        %        Amount        %
-------------------------------------------------------------------------------------------
(In thousands)
Salaries and employee benefits                  $  166       10%       $  184         5%
Occupancy                                           19        8            19         4
Equipment                                           12        6            35         9
Other                                               76        8            86         5
                                                ------     ----        ------      ----
                                                $  273        9%       $  324         5%
                                                ======     ====        ======      ====


Non-interest expenses for the second quarter totaled $3,334,000, an increase of $273,000 or 9% from the second quarter of 1994. Employment related expenses increased $166,000, or 10%, a result of higher compensation and benefit costs. Other expenses increased $76,000 or 8% attributable primarily to increases in costs associated with non-earning loans and other professional fees.

ASSET QUALITY


NON-PERFORMING ASSETS
                                                  6/30/95         12/31/94        6/30/94
                                                  -------         --------        -------
(In Thousands)
Non-accrual loans                                  $1,991           $1,228         $1,363
Renegotiated loans                                    802              644            650
                                                   ------           ------         ------
  Total non-performing loans                        2,793            1,872          2,013

Other real estate                                      74               53            835
                                                   ------           ------         ------
  Total non-performing assets                      $2,867           $1,925         $2,848
                                                   ======           ======         ======

Non-performing assets as a percent of total loans    1.13%             .79%          1.23%

Accruing loans 90 days or more past due            $   77           $  128         $  269



Total non-performing assets at June 30, 1995 increased $19,000 or 1% from June of 1994, as increases in non-accrual and renegotiated loans of $628,000 and $152,000, respectively, were offset by decreases in other real estate owned of $761,000. Non-accrual loans have increased $763,000 and renegotiated loans $158,000 during 1995, substantially accounting for the $942,000 change in total non-performing assets this year. Loans identified as potential problem loans totaled $2,510,000 at June 30, 1995, $2,736,000 at December 31, 1994
and $2,926,000 at June 30, 1994.


ALLOWANCE FOR LOAN LOSSES
                                                  Quarter Ended        Six Months Ended
                                                     June 30                June 30
                                                  1995     1994          1995      1994
-------------------------------------------------------------------------------------------
(In thousands)
Balance, beginning of period                   $ 2,975  $ 2,630       $ 2,900   $ 2,630

Charge-offs                                        134      147           341       232
Recoveries                                          41       23            82        47
                                               -------  -------       -------    ------
Net charge-offs                                     93      124           259       185
Provision charged to operations                    118      244           359       305
                                               -------  -------       -------
Balance, June 30                               $ 3,000  $ 2,750       $ 3,000   $ 2,750
                                               =======  =======       =======   =======



                                                        6/30/95      12/31/94   6/30/94
                                                        -------      --------   -------

Net loan losses as a percent of average loans               .21%          .23%      .17%

Allowance for loan losses as a percent of end
 of period loans                                           1.18%         1.19%     1.19%


Net charge-offs were $93,000 for the current quarter, increasing net charge-offs on a year-to-date basis to $259,000 compared to $185,000 in the 1994 period.
Net charge-offs have been primarily attributable to indirect consumer lending in both periods. At June 30, 1995, the allowance for loan losses was $3.0 million, equal to 1.18% of total loans outstanding, compared to the $2.75 million or 1.19% of total loans one year ago.

INVESTMENT SECURITIES

The following is a summary of investment securities, held-to-maturity and available-for-sale, at June 30, 1995.


Held-to-maturity
                                                                 Unrealized
                                                  Cost        Gain        Loss    Fair Value
--------------------------------------------------------------------------------------------
US Government and agency                       $22,881     $   118     $    95       $22,904
State and Municipal                              3,801          91           2         3,890
Other                                            4,542          38          19         4,561
                                               -------     -------     -------       -------
          Total                                $31,224     $   247     $   116       $31,355
                                               =======     =======     =======       =======

Mortgage-backed                                $   596     $     2     $    --       $   598
                                               =======     =======     =======       =======


Available-for-sale
                                                                Unrealized
                                                  Cost        Gain        Loss  Fair Value
------------------------------------------------------------------------------------------

US Government and agency                       $26,724     $   199     $   183     $26,740
Other                                            1,792          72          --       1,864
                                               -------     -------     -------     -------
          Total                                $28,516     $   271     $   183     $28,604
                                               =======     =======     =======     =======

Mortgage-backed                                $ 6,184     $    94     $    51     $ 6,227
                                               =======     =======     =======     =======


SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

Total equity at June 30, 1995 was $28.0 million, compared to $26.3 million and $25.3 million at December 31, 1994 and June 30, 1994, respectively. The Corporation declared $391,000, or $.30 per share, in dividends for the second quarter of 1995 as compared to $326,000, or $.25 per share in the second quarter of 1994.

The following is a summary of risk-based capital ratios:

                                                  6/30/95         12/31/94        6/30/94
                                                 --------         --------       --------
Tier 1 capital                                   $ 27,499         $ 26,366       $ 24,849
Tier 2 capital                                      3,000            2,900          2,750
                                                 --------         --------       --------
  Total qualifying capital                       $ 30,499         $ 29,266       $ 27,599
                                                 ========         ========       ========

Risk adjusted assets                             $250,892         $243,591       $232,959
                                                 ========         ========       ========

Tier 1 leverage ratio                                7.92%            7.93%          7.90%
Tier 1 risk-based capital                           10.96%           10.82%         10.67%
Total risk-based capital                            12.16%           12.01%         11.85%

------------------------------------------------------------------------
Six Months Ended June 30, 1995
Compared with 1994
------------------------------------------------------------------------
     Net income for the six months ended June 30, 1995 was $1,896,000 or $1.36 per share compared to the $1,731,000 or $1.24 per share earned in the same period of 1994, a 9.5% increase. Return on average assets for the first six months was 1.11%, comparable to the previous year. The return on average equity was 14.0%, compared to 13.8% in 1994.

     Net interest income (FTE) increased $746,000, or 11.3% to $7.4 million for the first six months of 1995 as average earning assets increased $30.8 million from 1994. The year to date net interest margin was 4.60% for 1995 compared to 4.58% earned in the first six months of 1994. Interest income increased $2.6 million and interest expense increased $1.8 million for the six month comparison from 1995 to 1994. The yield on earning assets increased 86 basis points (bp) to 8.61% and the rate paid on interest bearing deposits increased 97 bp to 4.67%. The average rate earned on loans increased 141 bp to 9.49% and the security portfolio has earned 95 bp more, averaging 5.79% in 1995. Funds sold have earned 266 bp more or 5.82% during 1995. Increases in rates paid on deposits in 1995 over 1994 include: 66 bp increase in consumer CD funding to 5.89%, a 164 bp increase in the cost of money market deposits, to average 4.49%, a 15 bp increase in savings and interest checking rates to 2.26% and a 240 bp increase in CDs over $100,000 to average 5.91% in 1995. Average outstanding loans increased $24.4 million, average outstanding investment securities increased $2.2 million, and average overnight funds sold increased $4.2 million from the prior year. Growth of $14.9 million of average outstanding consumer CDs and $9 million in money market deposits were offset by a decline in average outstanding savings and interest checking deposits of $3.5 million. Funding from additional Federal Home Loan Bank advances increased on average $3.7 million and the rate paid increased 236 bp to 6.96% in 1995. Purchases of overnight funds decreased $886,000 in the year to year comparison and the rate paid increased 199 bp to average 6.14%. Total interest bearing funds increased $23.4 million to average $271.5 million for the first six months of 1995.

     The provision for loan losses was $359,000 and net loan charge-offs were $259,000 for the first six months of 1995 compared to a provision of $305,000 and net charge-offs of $185,000 in 1994.

     Non-interest income decreased $132,000, or 5%, for the first six months of 1995, mainly due to the $274,000 or 40% decrease in fees earned from the origination and sale of mortgage loans, reflecting a lower volume of lending activity. Offsetting this decrease were increases in deposit account related fees of $13,000, trust income of $87,000, and other income of $42,000. Non-interest expense increased $324,000, or 5%, in 1995 from the comparable prior period. Expenses associated with personnel costs have increased $184,000, or 5%, in 1995. Equipment and occupancy expenses increased $54,000, or 6%. Other costs increased a total of $86,000, or 5%, primarily attributable to increased expenses associated with non-earning loans.

     Total cash dividends for the first six months of 1995 were $.60 per share compared to $.50 per share in 1994, a 20% increase. Shareholders' equity increased 10.6% from June of 1994 and at $28 million for June of 1995 represents 8.1% of assets.

     Recorded in stockholders' equity were unrealized gains, net of tax, of $598,000 in 1995 and unrealized losses of $322,000 in 1994. The unrealized gains and losses of the investment portfolio are not expected to cause a material change in future income or investment yields.


EMPIRE BANC CORPORATION

PART II - OTHER INFORMATION

Item 4.  Submission of matters to a vote of security holders

         (a) Annual meeting of shareholders of Empire Banc Corporation held May 16, 1995.

         (c)(1) Election of four (4) directors to serve until the annual meeting of shareholders in 1998.
                                                       Withhold
                                              For     Authority   Non-vote
                                              ---     ---------   --------
                 James E. Dutmers, Jr.      1,180,688       222    123,392
                 Chairman and Chief
                 Executive Officer,
                 Empire Banc Corporation
                 Empire National Bank

                 Michael H. Dennos
                 Retired Business Executive 1,173,816     7,094    123,392

                 Thomas G. McIntyre         1,180,688       222    123,392
                 Chairman, Passageways
                 Travel Service, Inc.

                 Ronald G. Reffitt, Sr.     1,177,004     3,906    123,392
                 President and Owner,
                 Peninsula Construction
                 Supply, Inc.

            (2) Motion to approve the Empire Banc Corporation Deferred Compensation and Stock Investment plan. Shareholder votes: For-1,058,264, Against-31,256, Abstain-80,357.

                 Motion to amend the Company's Articles of Incorporation to permit removal of directors only for cause and only by the affirmative vote of holders of a majority of the shares entitled to vote in the election of directors. Shareholder votes: For-1,030,981, Against-31,094, Abstain-60,254.

                 Motion to amend the Articles to require that amendments by the shareholders of certain provisions of the Company's Bylaws described in the Proxy Statement be approved by the affirmative vote of sixty-six and two-thirds percent (66 2/3%) of the shares entitled to vote on the amendment. Shareholder votes: For- 1,051,638, Against- 23,498, Abstain- 47,193.

                 Motion to amend the Articles to allow amendment of certain provisions of the Articles described in the Proxy Statement with the approval of a majority of the shares entitled to vote on the amendment. Shareholder votes: For-1,043,121, Against- 39,381, Abstain- 39,827.


Item 6.  Exhibits and reports on Form 8-K

         (a)  Exhibits - none


         (b)  Reports on Form 8-K - none



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    EMPIRE BANC CORPORATION
                                    -----------------------
                                         (Registrant)

Date:  August 10, 1995              \s\ James E. Dutmers, Jr.
                                    --------------------------------------
                                    James E. Dutmers, Jr.
                                    Chairman and Chief Executive Officer

Date:  August 10, 1995              \s\ William T. Fitzgerald, Jr.
                                    --------------------------------------
                                    William T. Fitzgerald, Jr.
                                    Secretary, Treasurer & Chief Financial
                                    Officer