Form 10-Q
period 1995-09-30
EMPIRE BANC CORP
filed 1995-11-13
CIK 810830

                              SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549
                              ----------------------------------

                                        FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended September 30, 1995.

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

                            Yes  X                       No

The number of shares outstanding of each of the issuer's classes of common stock was 1,312,802 shares of common stock, par value $5, outstanding as of September 30, 1995.

EMPIRE BANC CORPORATION
CONSOLIDATED BALANCE SHEET

(In thousands, except share data)                  September 30 December 31  September 30
                                                           1995        1994          1994
ASSETS
Cash and due from banks                                $ 13,905    $ 14,527      $ 11,766
Federal funds sold                                        7,100       7,100         6,500
                                                       --------    --------      --------
  Cash and cash equivalents                              21,005      21,627        18,266
Investment securities
 Available for sale - (fair value)                       32,633      28,145        27,295
 Held to maturity                                        35,872      32,229        34,617
  (fair value: 1995-$36,051,
   $31,572 and $34,234 in 1994)
 Mortgage-backed securities
  Available for sale - (fair value)                       8,029       3,187         2,428
  Held to maturity (fair value: 1995-$560,
   $648 and $699 in 1994)                                   557         670           707
Loans                                                   253,096     243,583       238,926
 Less: allowance for loan losses                         (3,200)     (2,900)       (2,875)
-----------------------------------------------------------------------------------------
          Net loans                                     249,896     240,683       236,051
-----------------------------------------------------------------------------------------
Premises and equipment, net                               3,692       3,939         3,909
Other real estate                                             4          53           614
Accrued interest receivable and other assets              7,322       6,418         6,323
-----------------------------------------------------------------------------------------
          Total assets                                 $359,010    $336,951      $330,210
=========================================================================================
LIABILITIES
Deposits
 Non-interest-bearing                                  $ 45,513    $ 44,150      $ 43,719
 Interest-bearing                                       267,793     253,839       248,617
-----------------------------------------------------------------------------------------
          Total deposits                                313,306     297,989       292,336
-----------------------------------------------------------------------------------------
Federal Home Loan Bank advances                          12,000       8,000         8,000
Accrued expense and other liabilities                     4,798       4,630         3,909
                                                       --------    --------      --------
          Total liabilities                             330,104     310,619       304,245
-----------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock-$1 par value,
 2,000,000 shares authorized, none outstanding
Common stock-$5 par value, 5,000,000 shares authorized,
 shares outstanding: 1995-1,312,802; 1994-1,304,302       8,205       6,521         6,521
Paid-in-capital                                           9,208       9,098         9,098
Retained earnings                                        11,364      11,224        10,678
Net unrealized gain (loss) on securities, net of tax        129        (511)         (332)
                                                       --------    --------      --------
          Total shareholders' equity                     28,906      26,332        25,965
-----------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity   $359,010    $336,951      $330,210
=========================================================================================
See notes to consolidated financial statements.

EMPIRE BANC CORPORATION
CONSOLIDATED STATEMENT OF INCOME

(In thousands, except share data)                Quarter Ending              Year to Date
                                                  September 30               September 30
                                                1995        1994           1995        1994
INTEREST INCOME
 Loans, including fees                       $ 6,036     $ 5,239        $17,552     $14,759
 Taxable securities
  Available for sale                             607         376          1,595       1,090
  Held to maturity                               435         352          1,266       1,035
Tax-exempt securities-held to maturity            48          55            144         189
Federal funds sold                               166          72            455         162
                                              ------      ------         ------      ------
       Total interest income                   7,292       6,094         21,012      17,235
-------------------------------------------------------------------------------------------
INTEREST EXPENSE
 Deposits                                      3,158       2,409          9,193       6,818
 Federal funds purchased                          --          --              1          18
 Federal Home Loan Bank advances                 216          97            586         257
                                              ------      ------         ------      -----
       Total interest expense                  3,374       2,506          9,780       7,093
-------------------------------------------------------------------------------------------
       Net interest income                     3,918       3,588         11,232      10,142
Provision for loan losses                        266         268            625         573
       Net interest income after              ------      ------         ------      ------
       provision for loan losses               3,652       3,320         10,607       9,569
-------------------------------------------------------------------------------------------
NON-INTEREST INCOME
 Mortgage sales and servicing                    342         218            761         911
 Service charges on deposit accounts             323         350            978         992
 Trust income                                    440         329          1,338       1,140
 Other service charges and fees                  161         143            359         325
 Other income                                     73         152            255         292
 Security gains(losses)                           --          --             (5)         11
                                              ------      ------         ------      ------
       Total non-interest income               1,339       1,192          3,686       3,671
-------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
 Salaries and employee benefits                2,133       1,778          5,701       5,162
 Occupancy                                       254         234            756         717
 Furniture and equipment                         207         205            632         595
 Other                                           820         865          2,814       2,773
                                              ------      ------         ------      ------
       Total non-interest expense              3,414       3,082          9,903       9,247
-------------------------------------------------------------------------------------------
       Income before federal income taxes      1,577       1,430          4,390       3,993
Federal income taxes                             515         475          1,432       1,307
-------------------------------------------------------------------------------------------
       Net income                            $ 1,062     $   955        $ 2,958      $2,686
===========================================================================================
Earnings per share *                         $   .60     $   .55        $  1.69      $ 1.54
Average shares *                           1,760,352   1,751,078      1,749,003   1,745,516
* reflects a five-for-four stock split, effected in the form of a 25% stock dividend, payable November 1995.
See notes to consolidated financial statements.

EMPIRE BANC CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)                                                   Year to date September 30
                                                                       1995           1994
OPERATING ACTIVITIES
Net income                                                          $ 2,958        $ 2,686
Adjustments to reconcile net income to net
  cash from operating activities:
 Depreciation and amortization                                          579            552
 Provision for loan losses                                              625            573
 Net (increase) in mortgages held for sale                           (1,150)        (1,410)
 Net losses (gains) on securities available for sale                      5            (11)
 Net amortization/accretion on securities                               341            771
 Change in:
  Interest receivable                                                  (374)          (333)
  Interest payable                                                      176             84
  Other, net                                                           (691)           335
                                                                     ------         ------
  Total adjustments                                                    (489)           561
------------------------------------------------------------------------------------------
          Net cash from operating activities                          2,469          3,247
------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Securities available for sale:
  Proceeds from sales                                                 1,995          1,010
  Proceeds from maturities                                            7,424          3,914
  Purchases                                                         (17,900)        (7,388)
 Securities held to maturity:
  Proceeds from maturities                                           12,698         17,497
  Purchases                                                         (16,453)       (15,513)
 Loans granted net of repayments                                     (8,688)       (19,465)
 Premises and equipment expenditures                                   (332)          (289)
------------------------------------------------------------------------------------------
          Net cash from investing activities                        (21,256)       (20,234)
------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Net increase in deposits                                            15,317         12,795
 Cash dividends paid                                                 (1,304)          (976)
 Federal Home Bank advances                                           4,000          3,000
 Issuance of common stock                                               152             84
------------------------------------------------------------------------------------------
          Net cash from financing activities                         18,165         14,903
------------------------------------------------------------------------------------------
          Net change in cash and cash equivalents                      (622)        (2,084)
-------------------------------------------------------------------------------------------
Cash and cash equivalents
 Beginning of year                                                   21,627         20,350
                                                                    -------        -------
 End of period                                                      $21,005        $18,266
==========================================================================================
Cash paid during the year for:  Interest                            $ 9,604        $ 7,009
                                Income taxes                          1,740          1,613
See notes to consolidated financial statements.

EMPIRE BANC CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

-------------------------------------------------------------------------------------------
(In thousands)                                                         1995           1994
-------------------------------------------------------------------------------------------

Balance January 1                                                   $26,332        $24,504
Net income                                                            2,958          2,686
Common stock issued                                                     152             84
Dividends declared                                                   (1,176)          (977)
Net change in security valuation                                        640           (332)
-------------------------------------------------------------------------------------------
          Balance September 30                                      $28,906        $25,965
-------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE-1 The consolidated financial statements include the accounts of Empire Banc Corporation and its wholly-owned subsidiary, Empire National Bank, after elimination of significant inter-company transactions and accounts. The statements have been prepared by management without audit by independent certified public accountants. However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Empire Banc Corporations Form 10-K for the year ended December 31, 1994.

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

NOTE-2 Earnings per share of common stock is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of common stock issuable under the assumed exercise of stock options granted under the Corporation's stock option plan, using the treasury stock method.

NOTE-3 During the nine month period ended September 30, 1995, the proceeds from sales of available-for-sale securities were $1,995,000 with gross realized losses of $4,600 from these sales. Net unrealized holding gains on available-for-sale securities for the current quarter are $42,000 and year-to-date are $640,000.

NET INTEREST INCOME
AVERAGE BALANCES, INTEREST INCOME/EXPENSE, AVERAGE RATES

Quarter Ending September 30,           1995                              1994
                            ---------------------------      ----------------------------
                             Average                           Average
(Fully taxable equivalent,   Balance  Interest    Rate         Balance  Interest     Rate
in thousands)               ---------------------------      ----------------------------
ASSETS
Loans, including fees*,**   $250,153  $  6,040    9.58%        $234,381  $  5,239     8.87%

Securities - taxable          69,336     1,041    6.01%          60,398       728     4.82%
           - tax-exempt*       3,310        71    8.55%           3,649        81     8.89%
                            --------  --------                 --------   -------
    Total securities          72,646     1,112    5.99%          64,047       809     4.94%

Federal funds sold            11,369       166    5.71%           6,532        72     4.34%
                            --------  --------                 --------   -------
    Total earning assets     334,168     7,318    8.69%         304,960     6,120     7.96%
Cash and due from banks       12,506                             12,791
Other assets                   9,635                              9,407
                            --------                           --------
    Total assets            $356,309                           $327,158
                            ========                           ========
LIABILITIES AND EQUITY
CDs over $100,000           $  8,243       127    6.02%        $ 11,398       127     4.36%
Savings & interest checking   60,885       347    2.26%          66,206       373     2.23%
Money market deposits         74,514       824    4.39%          63,391       514     3.22%
Consumer CDs                 122,261     1,860    6.04%         105,266     1,395     5.26%
                            --------    ------                 --------    ------
    Total interest-bearing
     deposits                265,903     3,158    4.71%         246,261     2,409     3.88%
Federal funds purchased           10        --    6.59%              --        --
FHLB advances                 12,000       216    7.14%           8,000        97     4.82%
                            --------    ------                 --------    ------
    Total interest-bearing
     sources                 277,913     3,374    4.82%         254,261     2,506     3.91%
                            --------    ------                 --------    ------
Demand deposits               45,415                             43,264
Other liabilities              4,510                              3,963
Shareholders' equity          28,471                             25,670
                            --------                           --------
    Total                   $356,309                           $327,158
                            ========                           ========
Net interest spread (FTE)                         3.87%                               4.05%
                                                  =====                               =====
Net interest income (FTE)               $3,944                             $3,614
                                        ======                             ======
Net interest margin (FTE)                         4.68%                               4.70%
                                                  =====                               =====

 * Interest income on tax-exempt securities and certain tax-exempt loans have been adjusted to tax-equivalent basis.
** Non-accrual loans are excluded.


NET INTEREST INCOME
AVERAGE BALANCES, INTEREST INCOME/EXPENSE, AVERAGE RATES

Year to Date September 30,             1995                              1994
                            ---------------------------      ----------------------------
                             Average                           Average
(Fully taxable equivalent,   Balance  Interest    Rate         Balance  Interest     Rate
in thousands)               ---------------------------      ----------------------------
ASSETS
Loans, including fees*,**   $246,678  $ 17,563    9.52%        $225,191  $ 14,761     8.76%

Securities - taxable          66,144     2,861    5.77%          60,357     2,125     4.70%
           - tax-exempt*       3,221       210    8.71%           4,672       277     7.90%
                            --------  --------                 --------   -------
    Total securities          69,365     3,071    5.79%          65,029     2,402     4.87%

Federal funds sold            10,384       455    5.78%           5,937       162     3.60%
                            --------  --------                 --------   -------
    Total earning assets     326,427    21,089    8.64%         296,157    17,325     7.82%
Cash and due from banks       11,693                             11,495
Other assets                   9,368                             10,631
                            --------                           --------
    Total assets            $347,488                           $318,283
                            ========                           ========
LIABILITIES AND EQUITY
CDs over $100,000           $ 10,233       461    5.94%        $ 11,165       322     3.80%
Savings & interest checking   60,587     1,025    2.26%          64,732     1,043     2.15%
Money market deposits         72,448     2,413    4.45%          62,739     1,396     2.97%
Consumer CDs                 119,200     5,294    5.94%         103,577     4,057     5.24%
                            --------    ------                 --------    ------
    Total interest-bearing
     deposits                262,468     9,193    4.68%         242,213     6,818     3.76%
Federal funds purchased           26         1    6.20%             596        18     4.15%
FHLB advances                 11,150       586    7.02%           7,330       257     4.68%
                            --------    ------                 --------    ------
    Total interest-bearing
     sources                 273,644     9,780    4.78%         250,139     7,093     3.79%
                            --------    ------                 --------    ------
Demand deposits               41,921                             38,989
Other liabilities              4,379                              3,916
Shareholders' equity          27,544                             25,239
                            --------                           --------
    Total                   $347,488                           $318,283
                            ========                           ========
Net interest spread (FTE)                         3.86%                               4.03%
                                                  =====                               =====
Net interest income (FTE)              $11,309                            $10,232
                                       =======                            =======
Net interest margin (FTE)                         4.63%                               4.62%
                                                  =====                               =====

 * Interest income on tax-exempt securities and certain tax-exempt loans have been adjusted to tax-equivalent basis.
** Non-accrual loans are excluded.

EMPIRE BANC CORPORATION
FINANCIAL REVIEW

THIRD QUARTER 1995
COMPARED WITH
THIRD QUARTER 1994

SUMMARY

Empire Banc Corporation's third quarter earnings were $1,062,000, an 11.2% increase from 1994 third quarter income of $955,000. Earnings per share increased from $.55 per share in 1994 to $.60 in 1995. The return on assets was 1.19% for the quarter versus 1.17% in 1994. The return on equity was 14.92% compared to 14.88% in the prior year quarter.

Net interest income, on a fully taxable equivalent (FTE) basis, was $3.9 million, a 9.13% increase from the year-ago quarter, reflecting a $29.2 million increase in average earning assets. The net interest margin earned for for the third quarter was 4.68% versus 4.70% in 1994. Non-interest income increased $147,000, or 12.33% in the quarter-to-quarter comparison, while non-interest expenses increased $332,000, or 10.77%.

NET INTEREST INCOME
                                                 Quarter Ended            Nine Months Ended
                                                  September 30               September 30
                                                1995        1994           1995        1994
-------------------------------------------------------------------------------------------
Interest income                                $7,292      $6,094        $21,012    $17,235
Taxable equivalent adjustment                      26          26             77         90
                                               ------      ------        -------    -------
   Interest income (FTE)                        7,318       6,120         21,089     17,325
 Interest expense                               3,374       2,506          9,780      7,093
                                               ------      ------        -------    -------
   Net interest income (FTE)                   $3,944      $3,614        $11,309    $10,232
                                               ======      ======        =======    =======
Increase (decrease) due to change in:
    Volume                                     $  250      $  359        $   904    $ 1,032
    Rate                                           80         (19)           173       (429)
                                               ------      ------        -------    -------
    Total                                      $  330      $  340        $ 1,077    $   603
                                               ======      ======        =======    =======

Third quarter net interest income, on a fully taxable equivalent basis, was $3,944,000, a $330,000 increase from the third quarter of 1994. Average earning assets increased $29.2 million as the loan portfolio increased $15.8 million for the quarter. The investment portfolio showed an $8.6 million increase and the bank's investment in overnight funds increased on average $4.8 million, to account for the change. Total interest income (FTE) for the quarter increased $1.2 million between the two periods and the average rate earned increased 73 basis points to average 8.69%. Total interest expense increased $868,000, and the average rate paid increased 91 basis points (bp) to 4.82%.

Average loans totaled $250 million for the quarter, increasing 6.7% from the 1994 third quarter. Growth in loans secured by real estate and commercial loans has been offset by declines in consumer loan outstandings from 1994. The average rate earned on the loan portfolio increased 71 bp to 9.58% in the quarterly comparison. Average outstanding investment securities increased $8.6 million in the quarter to quarter comparison to average $72.6 million and the rate earned increased 105 bp to 5.99%. Funds sold increased on average $4.8 million and the rate earned improved 137 bp more in the quarterly comparison from the prior year.

Average interest-bearing deposits increased $19.6 million to $265.9 million for the third quarter of 1995. Increases in average money market deposits of $11.1 million and consumer CDs of $17.0 million were offset by decreases in savings and interest checking of $5.3 million and CDs over $100,000 of $3.2 million. Following general economic interest rate changes, interest bearing deposits averaged 83 bp more in 1995 rising to an average 4.71% for the quarter. Consumer CDs increased 78 bp, money market deposits 117 bp and CDs over $100,000 166 bp to account for the increase. Funding from additional Federal Home Loan Bank advances increased on average $4 million from the third quarter of 1994 and the rate increased 232 bp to 7.14%. Demand deposits averaged $2.2 million more in 1995 versus the 1994 third quarter. Average non-interest bearing funds supporting earning assets increased $5.6 million from last year's levels for the same quarter.

AVERAGE EARNING ASSETS- NET INTEREST MARGIN

                                                     Quarter Ended         Quarter Ended
                                                September 30, 1995    September 30, 1994
                                                   Balance    Rate      Balance     Rate
-----------------------------------------------------------------------------------------
Daily average balances (in thousands)
Average rates earned and paid (fully taxable equivalent basis)

Average interest-earning assets                  $334,168     8.69%    $304,960     7.96%
                                                 ========              ========

Interest-bearing liabilities                      277,913     4.82%     254,261     3.91%
Noninterest-bearing sources of funds               56,255       --       50,699       --
                                                 --------     ----     --------     ----

  Total supporting liabilities                   $334,168     4.01%    $304,960     3.26%
                                                 ========     ====     ========     ====

Net interest margin (related to average
  interest-earning assets)                                    4.68%                 4.70%
                                                              ====                  ====



                                                      Year to Date          Year to Date
                                                September 30, 1995    September 30, 1994
                                                   Balance    Rate      Balance     Rate
-----------------------------------------------------------------------------------------
Daily average balances (in thousands)
Average rates earned and paid (fully taxable equivalent basis)

Average interest-earning assets                  $326,427     8.64%    $296,157     7.82%
                                                 ========              ========

Interest-bearing liabilities                      273,644     4.78%     250,139     3.79%
Noninterest-bearing sources of funds               52,783       --       46,018       --
                                                 --------     ----     --------     ----

  Total supporting liabilities                   $326,427     4.01%    $296,157     3.20%
                                                 ========     ====     ========     ====

Net interest margin (related to average
  interest-earning assets)                                    4.63%                 4.62%
                                                              ====                  ====

NON-INTEREST INCOME                              Quarter Ended          Nine Months Ended
                                                 September 30             September 30
                                               Increase (decrease)     Increase (decrease)
                                                Amount        %        Amount         %
-------------------------------------------------------------------------------------------
(In thousands)
Mortgage sales and servicing                   $  124         57%      $ (150)     (16)%
Service charges on deposit accounts               (27)        (8)         (14)      (1)
Trust income                                      111         34          198       17
Other service charges and fees                     18         13           34       10
Other income                                      (79)       (52)         (48)     (16)
Security gains(losses)                             --         --           (5)    (100)
                                               ------       ----       ------     ----
                                               $  147         12%      $   15       .4%
                                               ======       ====       ======     ====

Non-interest income for the third quarter of 1995 was $1,339,000, a $147,000 or 12% increase from the third quarter of 1994. The Financial Accounting Standards Board statement, SFAS 122, "Accounting for Mortgage Servicing Rights," was adopted in the third quarter of 1995. This statement provides that the fair value of servicing rights on originated and sold mortgage loans shall be recognized at the time of the sale of the loan. This amounted to $75,000 additional mortgage origination fees in the third quarter of 1995. Income from fiduciary activities continued its steady growth pattern, fueled by new asset growth. Other income's decline from the prior year results from net gains from the sale of other real estate property recorded in 1994.

NON-INTEREST EXPENSE                             Quarter Ended        Nine Months Ended
                                                 September 30           September 30
                                               Increase (decrease)    Increase (decrease)
                                                Amount        %        Amount         %
-------------------------------------------------------------------------------------------
(In thousands)
Salaries and employee benefits                  $  355       20%       $  539         10%
Occupancy                                           20        9            39          5
Furniture and equipment                              2        1            37          6
Other                                              (45)      (5)           41          1
                                                ------     ----        ------       ----
                                                $  332       11%       $  656          7%
                                                ======     ====        ======       ====

Non-interest expenses for the third quarter totaled $3,414,000, an increase of $332,000, or 11%, from the third quarter of 1994. Employment related expenses increased $355,000 or 20%, a result of higher compensation and benefit costs. Other expenses decreased $45,000 or 5%, influenced by the Federal Deposit Insurance Corporation's reduction in its assessment rate on deposit accounts, resulting in an expense savings of $173,000 in the third quarter. Offsetting this decrease were increases in costs associated with non-earning loans and other professional fees.

ASSET QUALITY


NON-PERFORMING ASSETS
                                                  9/30/95         12/31/94        9/30/94
                                                  -------         --------        -------
(In thousands)
Non-accrual loans                                  $1,719           $1,228         $1,280
Renegotiated loans                                  1,039              644            647
                                                   ------           ------         ------
  Total non-performing loans                        2,758            1,872          1,927

Other real estate                                       4               53            614
                                                   ------           ------         ------
  Total non-performing assets                      $2,762           $1,925         $2,541
                                                   ======           ======         ======

Non-performing assets as a percent of total loans    1.09%             .79%           .83%

Accruing loans 90 days or more past due            $  106           $  128         $   64


Total non-performing assets at September 30, 1995 increased $221,000 or 9% from September of 1994, as increases in non-accrual and renegotiated loans of $439,000 and $392,000, respectively, were offset by decreases in other real estate owned of $610,000. Non-accrual loans have increased $491,000, and renegotiated loans $395,000 during 1995, substantially accounting for the $837,000 change in total non-performing assets this year. Loans identified as potential problem loans totaled $2,652,000 at September 30, 1995, $2,736,000 at December 31, 1994 and $2,425,000 at September 30, 1994.


ALLOWANCE FOR LOAN LOSSES
                                                  Quarter Ended      Nine Months Ended
                                                   September 30        September 30
                                                  1995     1994          1995     1994
------------------------------------------------------------------------------------------
(In thousands)
Balance, beginning of period                   $ 3,000  $ 2,750       $ 2,900   $ 2,630

Charge-offs                                        140      183           481       416
Recoveries                                          74       40           156        88
                                               -------  -------       -------   -------
Net charge-offs                                     66      143           325       328
Provision charged to operations                    266      268           625       573
                                               -------  -------       -------   -------
Balance, September 30                          $ 3,200  $ 2,875       $ 3,200   $ 2,875
                                               =======  =======       =======   =======

------------------------------------------------------------------------------------------

                                                        9/30/95      12/31/94   9/30/95
                                                        -------      --------   -------
Net loan losses as a percent of average loans               .17%          .23%      .19%

Allowance for loan losses as a percent of end
  of period loans                                          1.26%         1.19%     1.20%

------------------------------------------------------------------------------------------


Net charge-offs were $66,000 for the current quarter, increasing net charge-offs on a year-to-date basis to $325,000, comparable to the 1994 period. Net charge-offs have been primarily attributable to indirect consumer lending in both periods. At September 30, 1995, the allowance for loan losses was $3.2 million, equal to 1.26% of total loans outstanding, compared to the $2.9 million or 1.20% of total loans one year ago.

INVESTMENT SECURITIES

The following is a summary of investment securities, held-to-maturity and available-for-sale, at September 30, 1995.

Held-to-maturity
                                                                Unrealized
                                                  Cost        Gain      Loss    Fair Value
------------------------------------------------------------------------------------------
US Government and agency                       $27,691       $ 138     $  70       $27,759
State and municipal                              4,145          94         1         4,238
Other                                            4,036          38        20         4,054
                                               -------       -----     -----       -------
          Total                                $35,872       $ 270     $  91       $36,051
                                               =======       =====     =====       =======

Mortgage-backed                                $   557       $   3     $  --       $   560
                                               =======       =====     =====       =======


Available-for-sale
                                                                Unrealized
                                                  Cost        Gain      Loss    Fair Value
------------------------------------------------------------------------------------------
US Government and agency                       $30,696       $ 201     $ 135       $30,762
Other                                            1,792          79        --         1,871
                                               -------        ----     -----       -------

          Total                                $32,488       $ 280     $ 135       $32,633
                                               =======       =====     =====       =======

Mortgage-backed                                $ 7,978       $  87     $  36       $ 8,029
                                               =======       =====     =====       =======



SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

Total equity at September 30, 1995 was $28.9 million, compared to $26.3 million and $26.0 million at December 31, 1994 and September 30, 1994, respectively. The Corporation declared $394,000, or $.30 per share, in dividends for the third quarter of 1995 as compared to $326,000, or $.25 per share in the third quarter of 1994. In addition, the Corporation declared a 25% stock dividend, payable November 1995, in the third quarter of 1995.


The following is a summary of risk-based capital ratios:

                                                  9/30/95         12/31/94        9/30/94
                                                 --------         --------        -------
Tier 1 capital                                   $ 28,330         $ 26,366        $25,479
Tier 2 capital                                      3,126            2,900          2,875
                                                 --------         --------        -------
  Total qualifying capital                       $ 31,456         $ 29,266        $28,354
                                                 ========         ========        =======

Risk adjusted assets                             $250,088         $243,591       $242,745
                                                 ========         ========       ========


Tier 1 leverage ratio                                7.96%            7.93%          7.80%
Tier 1 risk-based capital                           11.33%           10.82%         10.50%
Total risk-based capital                            12.58%           12.01%         11.68%

NINE MONTHS ENDED SEPTEMBER 30, 1995
COMPARED WITH 1994

Net income for the nine months ended September 30, 1995 was $2,958,000 or $1.69 per share compared to the $2,686,000 or $1.54 per share earned in the same period of 1994, a 10.1% increase. Return on average assets for the first nine months was 1.14% comparable to the previous year. The return on average equity was 14.32%, compared to 14.19% in 1994.

Net interest income (FTE) increased $1,077,000, or 10.5%, to $11.3 million for the first nine months of 1995 as average earning assets increased $30.3 million, or 10.2%, from 1994. The year to date net interest margin was 4.63% for 1995 compared to 4.62% earned in the first nine months of 1994. Interest income increased $3.8 million and interest expense increased $2.7 million for the nine month comparison from 1995 to 1994.

The yield on earning assets increased 82 basis points (bp) to 8.64% and the rate paid on interest bearing deposits increased 92 bp to 4.68%. The average rate earned on loans increased 76 bp to 9.52% and the security portfolio has earned 92 bp more, averaging 5.79% in 1995. Funds sold have earned 218 bp more or 5.78% during 1995. Average outstanding loans increased $21.5 million, average outstanding investment securities increased $4.3 million, and average overnight funds sold increased $4.4 million from the prior year.

Increases in rates paid on deposits in 1995 over 1994 include: 70 bp increase in consumer CD funding to 5.94%, a 148 bp increase in the cost of money market deposits to average 4.45%, a 11 bp increase in savings and interest checking rates to 2.26% and a 214 bp increase in rates on CDs over $100,000 to average 5.94% in 1995. Growth of $15.6 million of average outstanding consumer CDs and $9.7 million in money market deposits was offset by declines in average outstanding savings and interest checking deposits of $4.1 million. Funding from additional Federal Home Loan Bank advances increased on average $3.8 million and the rate paid increased
234 bp to 7.02% in 1995. Total interest bearing funds increased $23.6 million to average $273.6 million for the first nine months of 1995 and the average rate paid increased 99 bp to 4.78%.

The provision for loan losses was $625,000 and net loan charge-offs were were $325,000 for the first nine months of 1995 compared to a provision of $573,000 and net charge-offs of $328,000 in 1994.

Non-interest income remained level with the prior year as continued excellent growth in trust fees was offset by a 16 percent reduction in fees earned from the origination and sale of residential mortgage loans. Non-interest expense increased $656,000, or 7%, in 1995 from the comparable period. Expenses associated with personnel costs have increased $539,000, or 10%, in 1995. Increases in costs related to non-earning loans and other professional fees were offset by reductions in FDIC insurance expense.

Total cash dividends for the first nine months of 1995 were $.72 per share compared to $.60 per share in 1994, a 20% increase. Shareholders' equity has increased 11.3% from September of 1995 and at $28.9 million for September of 1995 represents 8.1% of assets.

Recorded in stockholders' equity were unrealized gains, net of tax, of $640,000 in 1995 and unrealized losses of $332,000 in 1994. The unrealized gains and losses of the investment portfolio are not expected to cause a material change in future income or investment yields.

(PAGE>  17
EMPIRE BANC CORPORATION

PART II - OTHER INFORMATION

Item 4.  Submission of matters to a vote of security holders

         None.


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



                                   EMPIRE BANC CORPORATION
                                   -----------------------
                                        (Registrant)

Date:  November 13, 1995
                                   \s\ James E. Dutmers, Jr.
                                   --------------------------------------
                                   James E. Dutmers, Jr.
                                   Chairman and Chief Executive Officer

Date:  November 13, 1995
                                   \s\ William T. Fitzgerald, Jr.
                                   --------------------------------------
                                   William T. Fitzgerald, Jr.
                                   Secretary, Treasurer & Chief Financial
                                   Officer