Form 10-K
period 1995-12-31
EMPIRE BANC CORP
filed 1996-03-21
CIK 810830

                                     UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549
                           ----------------------------------
                                        FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1995. Commission file Number 0-15839

 EMPIRE BANC CORPORATION                     MICHIGAN
(Exact name of registrant as                (State or other jurisdiction of
 specified in its charter)                   incorporation or organization)

 1227 E. FRONT STREET                        49686
 TRAVERSE CITY, MICHIGAN                    (Zip code)
(Address of principal executive offices)

 38-2727982                                  (616) 922-2111
(IRS Employer Identification Number)         (Registrant's telephone number,
                                              including area code)

Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act:
 Common stock, $5.00 par value
 (title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.    [ X ]  Yes        [  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
the Form 10-K or any amendment to this Form 10-K.  [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1996, computed by reference to the average of the closing bid and asked price for such stock on that date was $37,766,000. For this purpose only, the affiliates of the registrant have been assumed to be the executive officers, directors and 10% or more shareholders.

As of March 15, 1996, there were outstanding 1,649,093 shares of the registrants' common stock, $5.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual shareholders meeting to be held May 14, 1996 are incorporated by reference into Part III.

The Exhibit Index is located on page number 62.

PART I
Item 1 - Business.

Empire Banc Corporation (the "Registrant") was incorporated under the laws of the state of Delaware on February 6, 1987, for the purpose of becoming a bank holding company. The Empire National Bank of Traverse City (the "Bank"), is a wholly-owned subsidiary of the Registrant.
On June 1, 1994 the Registrant changed its state of incorporation from Delaware to Michigan.

The Bank was established under the banking laws of the State of Michigan in 1912 in Empire, Michigan. In 1961 the Bank converted its charter from a state bank to a national banking association. The Bank's deposits are insured by the Bank Insurance Fund, administered by the Federal Deposit Insurance Corporation, and the Bank is regulated by the U.S. Comptroller of the Currency.

In December 1991, the Traverse City and Grayling, Michigan branches of Great Lakes Bancorp were purchased by the Bank. In exchange for assuming deposit liabilities, the Bank received loans, property, equipment and cash. The acquisition provided entry into the Grayling-Crawford County market, opportunity to consolidate branches and improve customer service in the Traverse City market and a source of core deposits for increased funding of loans and investments.

The Bank is engaged in the general commercial banking business, providing a full range of loan and deposit products. These Bank services include customary retail and commercial banking services, including checking and savings accounts, time deposits, interest-bearing transaction accounts, safe deposit facilities, trust services, real estate mortgage lending and direct and indirect consumer financing. It makes secured and unsecured commercial loans and also operates a trust department providing fiduciary, investment and other related trust services. The Bank has contracted with a full-service securities brokerage firm to make available a variety of investment products to the Bank's customers. This program operates from two of the Bank's principal branch offices.

The principal source of revenue for the Registrant is dividends upstreamed from the Bank. The Bank's principal source of revenue is interest and fees on loans. The sources of income for the three most recent years are as follows.

                               1995       1994       1993
----------------------------------------------------------
Interest and fees on loans     70.9%      71.1%      68.6%
Other interest income          14.2%      11.9%      12.5%
Non-interest income            14.9%      17.0%      18.9%
                              ------     ------     ------
                              100.0%     100.0%     100.0%
                              ======     ======     ======

The Bank's primary market area is the northwestern portion of the lower peninsula of Michigan. The Bank is headquartered in Traverse City, Michigan, County of Grand Traverse. The Bank maintains offices in Grand Traverse, Leelanau, Kalkaska, and Crawford counties. The population of these counties combined is approximately 100,000. The Bank operates ten full service offices, provides drive-in convenience at seven locations and has automatic teller machines operating at ten locations. The Bank has no foreign operations.

As of December 31, 1995, the Bank employed approximately 177 full-time and 34 part-time employees.

Banking is a highly competitive business. The Bank competes primarily with other financial institutions in its market areas for loans, deposits, and trust accounts. In its primary market, which includes the Grand Traverse, Kalkaska and Leelanau counties, the Bank maintains the second largest deposit base, or approximately 25 percent of the deposit market share. There are principally six banking institutions with offices is this area. Three of the competing banks with offices in this market are members of holding companies with substantially more assets than the Registrant.

The Bank is the only independent community bank in the Crawford County market. The Bank is the third largest in terms of deposits in the Crawford County market and competes with three financial institutions that are members of holding companies with substantially more assets than the Registrant.

In addition to these other banks, the Bank also competes for loans with savings and loan associations, credit unions, and certain large national retailers, and competes for deposits with investment firms and money market funds. In order to successfully compete, management has developed a sales and service culture, stresses and rewards excellent customer service and designs products to meet the needs of the customer. The Bank also utilizes its ability to sell loans in the secondary market.

The Bank makes mortgage, commercial and installment loans to customers primarily in northwestern lower Michigan. Fees may be charged for these services. Commitments to make loans and unused lines of credit outstanding are detailed in Note 16 of the Notes to Consolidated
Financial Statements.

Historically, the Bank has predominantly sold its secondary market conforming residential mortgage loans. The mortgage loan portfolio serviced by the Bank for others, primarily the Federal Home Loan Mortgage Corporation, at December 31, 1995 totaled over $190 million. Mortgage banking activity is detailed in Note 6 of the Notes to Consolidated Financial Statements.

The Bank supports the growth of the service industry, with its year round resort and related businesses, manufacturing, the medical community, and many other activities important to growth in the greater Grand Traverse area. Designated as a Preferred Lender by the Small Business Administration
(SBA), the Bank underwrites government guaranteed business loans, contributing to the economic growth in northern Michigan.

The Bank also arranges loan relationships with national and regional participating banks, increasing the amount of funds available for local businesses to grow. There are no material concentrations of credit to, nor have material portions of the Bank's deposits been received from, a single person, persons, industry or group.

In 1993, the Bank joined the Federal Home Loan Bank of Indianapolis, which generates an additional source of liquidity and long-term funds. Membership in the Federal Home Loan Bank also provides access to additional advantageous lending programs. The Community Investment Program makes advances to be used for funding community-oriented mortgage lending, and the Affordable Housing Program grants advances to fund lending for long-term low- and moderate-income owner occupied and affordable rental housing at subsidized interest rates.

The economy of the market areas of the Bank is affected by summer and winter tourism activities and, accordingly, the Bank experiences seasonal consumer and commercial deposit growth, with substantial growth increases from May to September. The Bank regularly assesses its ability to raise funds through the issuance of certificates of deposit in denominations of $100,000 or more in the local and regional market area and has established conservative guidelines for the total funding to be provided by these deposits. These deposits were less than three percent and four percent of total deposits at December 31, 1995 and 1994, respectively. The Bank also uses federal funds purchased from correspondent banks and the Federal Reserve Bank to respond to deposit fluctuations and temporary loan demands.


As of December 31, 1995, the Bank had no risks attendant to foreign sources. Compliance with federal, state and local statutes and/or ordinances relating to the protection of the environment is not expected to have material effect upon the Bank's capital expenditures, earnings or competitive position.


SUPERVISION AND REGULATION
Banking is a highly regulated industry, with numerous federal and state laws and regulations governing the organization and operation of banks, bank holding companies, and their affiliates. As a bank holding company under the Bank Holding Company Act of 1956, the Registrant is regulated and examined by the Federal Reserve Board. This Act requires that the Registrant obtain prior Federal Reserve Board approval for bank and nonbank acquisitions and restricts the permissible activities of the Registrant. In addition, the Act formerly restricted the acquisition of shares of out-of-state banks unless such acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located. Under the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994, this restriction was repealed effective September 29, 1995, and the Federal Reserve Board generally is authorized to approve bank acquisitions by out-of-state bank holding companies whether or not such acquisition is prohibited by state law.

Federal law also regulates transactions between the Registrant and the Bank, including the amount and nature of loans or other extensions of credit. The Bank is also subject to regulation and examination by the Comptroller of the Currency.

The Comptroller of the Currency has established guidelines with respect to the maintenance of appropriate levels of capital for the Bank. The Federal Reserve Board has also established similar guidelines for the Registrant. Compliance with such standards can also limit the amount of dividends which the Bank can pay to the Registrant and the amount of dividends the Registrant can pay to its shareholders.

The banking industry is also affected by the monetary and fiscal policies of the federal government, including the Federal Reserve
Board, which exerts considerable influence over the cost and availability of funds obtained for lending and investing.

The Federal Deposit Insurance Corporation Improvement Act of 1991
("FDICIA") significantly affects the operation of banks and their relationship with federal regulatory agencies.

Under FDICIA, the FDIC has implemented a system of risk based premiums for deposit insurance pursuant to which the premiums paid by a depository institution are based on the probability that the applicable insurance fund will incur a loss in respect of such institution. Also under FDICIA federal regulatory agencies are developing comprehensive safety and soundness standards. FDICIA also prescribes various supervisory actions by federal regulatory agencies based on an insured institution's level of capital. These prescribed actions increase restrictions on and heighten regulatory scrutiny of the institution as its capital declines.

Proposals to change the laws and regulations governing the operations and taxation of banks, and companies which control banks and other financial institutions, are frequently raised in Congress. The likelihood of any major changes and the impact such changes might have on the Registrant are, however, impossible to predict.


Item 2 - Properties.
The executive offices of the Registrant and the Bank are maintained at the main office of the Bank, 1227 East Front St., Traverse City, Michigan.
The Bank leases its main office and the following branch offices and automated teller machine facilities: Grand Traverse Mall Office, 3160 South Airport Rd, Traverse City, Michigan 49684; Kalkaska Office, 302
West Mile Road, Kalkaska, Michigan 49646; Acme Office, 3880 M-72 East, Acme, Michigan 49610; Woodmere Office, 859 Woodmere Avenue, Traverse City, Michigan 49686; Meijer Handy Teller ATM, 3955 South Memorial Highway, Traverse City, Michigan 49684. The leases expire at various times through the years 2011 and all include renewal periods. Net aggregate annual rentals for banking facilities in 1995 were $415,000.

In addition, the Bank owns and operates the following facilities none of which are encumbered: Northport Office, 122 Nagonaba, Northport, Michigan 49670; Leland Office, 111 North Main Street, Leland, Michigan 49654; Empire Office, 10210 Front Street, Empire, Michigan 49630; Cherryland Office, 1114 South Airport Road, Traverse City, Michigan 49686; Downtown Traverse City Office, 427 West Front St. Traverse City, Michigan 49684; Grayling Office, 2195 S. James St. Grayling, Michigan 49738.

The Bank operates drive-thru facilities at most of its office locations and has ten automatic teller machines for customer use in its market area.

Information about the executive officers of the Registrant is set forth below.


Name and Age                    Position
---------------------------     -------------------------------------

James E. Dutmers, Jr.           Chairman and Chief Executive Officer
(52)                            of the Registrant and Empire National
                                Bank

Robert L. Israel                President and Chief Operating Officer
(52)                            of the Registrant and Empire National
                                Bank

William T. Fitzgerald, Jr.      Vice President, Secretary/Treasurer
(50)                            of the Registrant; Division Vice
                                President and Chief Financial
                                Officer of Empire National Bank

Marilyn J. McCool               Vice President of the Registrant;
(49)                            Division Vice President and Director
                                of Personnel of Empire National Bank

James M. Merenda                Vice President of the Registrant;
(51)                            Division Vice President and Senior
                                Trust Officer of Empire National
                                Bank

Bruce W. Reavely                Vice President of the Registrant;
(47)                            Division Vice President and Senior
                                Operations Officer of Empire
                                National Bank

Daniel G. Stoudt                Vice President of the Registrant;
(49)                            Division Vice President and Senior
                                Loan Officer of Empire National Bank


Item 3 - Legal Proceedings.
The Bank is routinely engaged in litigation, both as plaintiff and defendant, which is incident to its business. In certain proceedings, claims or counter-claims have been asserted against it. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of such litigation and threats of litigation will have a material effect on the financial statements of the Registrant.

Item 4 - Submission of Matters to a Vote of Security Holders.
No matters were submitted during the fourth quarter of fiscal 1995 to a vote of the Registrant's security holders.

PART II
Item 5 - Market for Registrant's Common Equity and Related Stockholder
         Matters.
The common stock of Empire Banc Corporation is traded on the electronic bulletin board system of the National Association of Securities Dealers, symbol EMBM. The primary market is the State of Michigan. Principal market makers of common stock transactions are F.J. Morrisey & Co., First of Michigan Corp, Howe, Barnes & Co., McDonald & Co., Robert W. Baird & Co., Roney & Co. and Stifel Nicolaus & Co.

Quarterly cash dividends were declared during 1995 and 1994 totaling $1.02 and $0.92 per common share per year, respectively. The following table sets forth, for the periods indicated, the high and low sale prices per share of the Corporation's common stock. All of the prices are adjusted for the five-for-four stock split, effected in the form of a 25% stock dividend, paid in November, 1995.

Quarter                       High         Low       Dividends
----------------------------------------------------------------
1995
Fourth                       $31.25       $28.40        $.30
Third                         28.40        25.60         .24
Second                        25.60        23.80         .24
First                         23.80        22.60         .24

1994
Fourth                        25.20        22.60         .32
Third                         26.40        25.20         .20
Second                        25.80        23.80         .20
First                         23.80        22.40         .20

Item 6 - Selected Financial Data - Empire Banc Corporation

(In Thousands, Except Per Share Data)

                                      1995      1994      1993      1992      1991
----------------------------------------------------------------------------------
Summary of Operations:
Interest income                   $ 28,606  $ 23,628  $ 21,775  $ 22,822  $ 24,003
Interest expense                    13,231     9,839     8,842    10,243    12,623
                                  --------  --------  --------  --------  --------
Net interest income                 15,375    13,789    12,933    12,579    11,380
Provision for loan losses              745       796       447       727       827
Non-interest income                  5,017     4,843     5,063     4,232     3,181
Non-interest expense                13,494    12,241    12,542    11,648     9,843
                                  --------  --------  --------  --------  --------
Income before taxes                  6,153     5,595     5,007     4,436     3,891
Federal income taxes                 2,007     1,841     1,600     1,359     1,145
                                  --------  --------  --------  --------  --------
Net income                        $  4,146  $  3,754  $  3,407  $  3,077  $  2,746
                                  ========  ========  ========  ========  ========
----------------------------------------------------------------------------------

Per Share:
Earnings                          $   2.36  $   2.15  $   1.98  $   1.81  $   1.66
Dividends                             1.02       .92       .72       .63       .54
Book value                           18.20     16.15     15.09     13.71     12.44

----------------------------------------------------------------------------------

Ratios Based on Net Income:
Return on average equity             14.81%    14.72%    14.61%    14.56%    14.31%
Return on average assets              1.18      1.17      1.15      1.08      1.06
Dividend payout ratio                40.30     39.93     34.22     32.95     31.97
Average shareholders' equity
  as a percent of average assets      7.96      7.92      7.85      7.43      7.40

----------------------------------------------------------------------------------

Balance Sheet:
Assets                            $372,426  $336,951  $313,054  $293,557  $288,368
Loans                              259,102   243,583   218,380   197,130   192,598
Securities                          84,312    64,231    65,830    64,810    64,249
Deposits                           319,540   297,989   279,541   267,855   264,971
Shareholders' equity                30,005    26,332    24,504    22,215    20,152

----------------------------------------------------------------------------------
Per share amounts have been adjusted for stock dividends.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.
Management's Discussion and Analysis is designed to provide shareholders of Empire Banc Corporation (the Corporation) with a more comprehensive review of the results of operations and financial position of the Corporation and its wholly-owned subsidiary, Empire National Bank (the Bank), than could be obtained from an examination of the consolidated financial statements alone. This discussion should be read in conjunction with the consolidated financial statements beginning on page 28 and the related footnotes.

Summary of Earnings
In 1995, the Corporation achieved record earnings of $4,146,000, an increase of $392,000, or 10.4 percent, over the $3,754,000 earned in 1994. In 1994, net income increased $347,000, or 10.2 percent, over the $3,407,000 earned in 1993.

Earnings Per Share
Earnings per share, computed on the average number of common shares and common equivalents outstanding during the year, increased 9.8 percent to $2.36, compared to the $2.15 earned in 1994 and $1.98 earned in 1993.

Return on Average Shareholders' Equity
Return on average shareholders' equity measures how profitably the shareholders' invested capital is employed. Return on average equity was
14.8 percent for 1995 compared to 14.7 percent and 14.6 percent in 1994 and 1993, respectively.

Return on Average Assets
Return on average assets, a key measure of bank profitability, was 1.18 percent in 1995 compared to 1.17 percent and 1.15 percent in 1994 and 1993, respectively.

Book Value Per Share
Book value per share of common stock increased 12.7 percent to $18.20 at December 31, 1995, compared to $16.15 and $15.09 at December 31, 1994 and 1993, respectively.

Summary of Operating Results
The following is a summary of the major components of the Corporation's consolidated operating results for the three years ended December 31:

(In Thousands)                              1995       1994       1993
----------------------------------------------------------------------
Net interest income                      $15,375    $13,789    $12,933
Taxable equivalent (FTE) adjustment          106        116        153
                                         -------    -------    -------
Net interest income--FTE                  15,481     13,905     13,086
Provision for loan losses                    745        796        447
Non-interest income                        5,017      4,843      5,063
Non-interest expense                      13,494     12,241     12,542
                                         -------    -------    -------
Income before tax--FTE                     6,259      5,711      5,160
Income taxes, including FTE                2,113      1,957      1,753
                                         -------    -------    -------
Net income                               $ 4,146    $ 3,754    $ 3,407
                                         =======    =======    =======

Net Interest Income

Net interest income is the difference between interest and fees earned on earning assets (loans and investments) and the interest paid on deposits and other interest-bearing funds. It is the major component of earnings for a financial institution. For analytical purposes, the interest earned on investments and loans is measured and expressed on a fully taxable equivalent (FTE) basis. Tax-exempt interest income is increased to an amount comparable to interest subject to federal income taxes in order to properly evaluate the effective yields earned on earning assets. The tax equivalent adjustment is based on a federal income tax rate of 34 percent.

Net interest income is influenced primarily by changes in the balance and mix of earning assets and interest-bearing liabilities, the proportion of earning assets that are funded by demand deposits and equity capital, and market interest rates. Some of these factors may be controlled to a certain extent by management.

Conditions beyond management's control may have a significant impact on changes in net interest income from one period to another. Examples of such external factors are Federal Reserve Board monetary policy, introduction of new deposit products by bank and non-bank financial competitors and the fiscal and debt management policies of the federal government.

The table on the following page details the key determinants of net interest income: the average daily balance sheet for each year - including the components of earning assets and supporting liabilities - the related interest income on an FTE basis and interest expense, as well as the average rates earned and paid on these assets and liabilities.

Net Interest Income
Average Balances, Interest Income/Expense, Average Rates

                                        1995                              1994                              1993
                            ---------------------------       ----------------------------       ----------------------------
                             Average           Average          Average            Average        Average            Average
(Fully Taxable Equivalent,   Balance  Interest    Rate          Balance  Interest     Rate        Balance  Interest     Rate
  In Thousands)             ---------------------------       ----------------------------       ----------------------------

Assets
Loans, including fees 1,2   $248,165  $ 23,835    9.60%        $228,711  $ 20,238     8.85%      $203,331  $ 18,431     9.06%
Securities
  Taxable                     68,634     4,004    5.83           60,676     2,904     4.79         56,758     2,757     4.86
  Tax-exempt 1                 3,348       286    8.54            4,334       349     8.05          6,934       505     7.28
                            --------  --------                 --------  --------                --------  --------
    Total                     71,982     4,290    5.96           65,010     3,253     5.00         63,692     3,262     5.12

Federal funds sold            10,072       587    5.83            6,227       253     4.06          8,012       235     2.93
                            --------  --------                 --------  --------                --------  --------
    Total earning assets/
    interest income          330,219    28,712    8.69%         299,948    23,744     7.92%       275,035    21,928     7.97%
Cash and due from banks       11,972                             11,840                            11,264
Other assets                   9,342                             10,191                            10,818
                            --------                           --------                          --------
    Total                   $351,533                           $321,979                          $297,117
                            ========                           ========                          ========
Liabilities and Equity
CDs over $100,000           $  9,734       589    6.05%        $ 10,867       449     4.13%      $  6,542       226     3.45%
Savings and interest checking 60,703     1,371    2.26           64,547     1,407     2.18         62,101     1,424     2.29
Money market deposits         73,336     3,246    4.43           63,165     2,015     3.19         61,480     1,714     2.79
Consumer CDs                 120,714     7,210    5.97          105,492     5,596     5.30        102,987     5,476     5.32
                            --------  --------                 --------  --------                --------  --------
     Total                   264,487    12,416    4.69          244,071     9,467     3.88        233,110     8,840     3.79

Federal funds purchased           27         1    6.14              446        18     4.15             40         2     5.00
FHLB advances                 11,597       814    7.02            7,499       354     4.72             --        --       --
                            --------  --------                 --------  --------                --------  --------
    Total interest-bearing
    funds/interest expense   276,111    13,231    4.79%         252,016     9,839     3.91%       233,150     8,842     3.79%
                            --------  --------                 --------  --------                --------  --------

Demand deposits               42,858                             40,447                            38,102
Other liabilities              4,568                              4,021                             2,551
Shareholders' equity          27,996                             25,495                            23,314
                            --------                           --------                          --------
         Total              $351,533                           $321,979                          $297,117
                            ========                           ========                          ========
Net interest spread (FTE)                         3.90%                               4.01%                             4.18%
                                                  =====                               =====                             =====
Net interest income (FTE)             $ 15,481                           $ 13,905                          $ 13,086
                                      ========                           ========                          ========
Net interest margin (FTE)                         4.69%                               4.64%                             4.76%
                                                  =====                               =====                             =====

1  Interest income on tax-exempt securities and certain tax-exempt loans have been adjusted to a tax-equivalent basis.

2  Non-accrual loans are excluded.


An analysis of the changes in net interest income from period to period is presented in the following table. This analysis highlights the relative effect of the changes in interest income or expense due to changes in the average balances of earning assets and interest-bearing liabilities and changes in interest rates.

Analysis of Changes in Net Interest Income

(Fully Taxable Equivalent, In Thousands)           1995 vs. 1994                        1994 vs. 1993
-------------------------------------------------------------------------------------------------------------
                                           Average    Average        Net       Average    Average         Net
Increase (decrease) due to change in:      Balance       Rate     Change       Balance       Rate      Change
                                           ------------------------------       -----------------------------
Interest income
Loans, including fees                     $  1,908   $  1,689   $  3,597      $  2,256   $   (449)   $  1,807
Securities
  Taxable                                      414        686      1,100           153         (6)        147
  Tax-exempt                                   (83)        20        (63)         (206)        50        (156)
                                          --------   --------   --------      --------   --------    --------
    Total                                      331        706      1,037           (53)        44          (9)

Federal funds sold                             196        138        334           (59)        77          18
                                          --------   --------   --------      --------   --------    --------
  Changes in interest income                 2,435      2,533      4,968         2,144       (328)      1,816
-------------------------------------------------------------------------------------------------------------
Interest expense
CDs over $100,000                              (51)       191        140           172         51         223
Savings and interest checking                  (88)        52        (36)           55        (72)        (17)
Money market deposits                          361        870      1,231            48        253         301
Consumer CDs                                   862        752      1,614           133        (13)        120
                                          --------   --------   --------      --------   --------    --------
  Total interest-bearing deposits            1,084      1,865      2,949           408        219         627

Federal funds purchased                        (23)         6        (17)           16         --          16
FHLB advances                                  243        217        460           354         --         354
                                          --------   --------   --------      --------   --------    --------
  Changes in interest expense                1,304      2,088      3,392           778        219         997
                                          --------   --------   --------      --------   --------    --------
  Changes in net interest income          $  1,131   $    445   $  1,576      $  1,366   $   (547)   $    819
                                          ========   ========   ========      ========   ========    ========
-------------------------------------------------------------------------------------------------------------
Any variance attributable jointly to volume and rate changes is allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the changes in volume and rate.

The following table allocates net interest income on earning assets by the interest spread earned on assets funded by interest-bearing liabilities and the amount funded by non-interest-bearing liabilities and equity capital. The interest spread on earning assets funded by interest-bearing liabilities is the difference between the average rate earned on total earning assets and the average cost of interest-bearing liabilities.
The interest spread on earning assets funded by non-interest-bearing liabilities and equity capital is the rate earned on earning assets.


                                            1995                            1994                            1993
-----------------------------------------------------------------------------------------------------------------------------
                                  Average                 Net     Average                 Net     Average                 Net
                                  Earning  Interest  Interest     Earning  Interest  Interest     Earning  Interest  Interest
(Fully Taxable Equivalent,         Assets    Spread    Income      Assets    Spread    Income      Assets    Spread    Income
  in Thousands)                 ---------------------------------------------------------------------------------------------
Source of funding
Interest-bearing liabilities     $276,111     3.90%  $ 10,779    $252,016     4.01%  $ 10,109    $233,150     4.18%  $  9,748

Non-interest-bearing liabilities
  and equity capital               54,108     8.69%     4,702      47,932     7.92%     3,796      41,885     7.97%     3,338
                                 --------            --------    --------            --------    --------            --------
                                 $330,219            $ 15,481    $299,948            $ 13,905    $275,035            $ 13,086
                                 ========            ========    ========            ========    ========            ========
-----------------------------------------------------------------------------------------------------------------------------


Net interest income (FTE) increased $1,576,000 or 11.3 percent, in 1995 as average earning assets increased $30.3 million, or 10.1 percent, and the net interest margin (net interest income as a percentage of average earning assets) increased 5 basis points. Earning assets funded with interest-bearing liabilities increased $24.1 million, or 9.6 percent, as the interest spread decreased 11 basis points, adding $670,000 in net interest income. Earning assets funded with non-interest-bearing liabilities and equity capital increased $6.2 million, or 12.9 percent, with an improved interest spread of 77 basis points, contributing $906,000 to the increase in net interest income.

The increase in average earning assets of $30.3 million was principally in loans, which increased $19.5 million or 8.5 percent, and the average rate on loans increased 75 basis points. Investment securities increased $7.0 million, or 10.7 percent, and the average rate increased 96 basis points. The primary funding for earning assets is interest-bearing deposits which increased $20.4 million, or 8.4 percent, and the average rate increased 81 basis points over 1994.

In 1994, net interest income increased $819,000, or 6.3 percent, due to increases in average earning assets of $24.9 million, or 9.1 percent, and the net interest margin decreased 12 basis points. The increase in earning assets funded with interest-bearing liabilities, at a decreased interest spread, accounted for $361,000 of the increase in net interest income. The increase in earning assets funded with non-interest-bearing liabilities, at a reduced interest spread, added $458,000 in net interest income.

Loan Portfolio Management and Non-Performing Assets

Portfolio Quality

Loan portfolio quality, diversification of the portfolio and the monitoring of potential problem loans are the primary functions of loan portfolio management. The Bank adheres to internally established written loan policies and procedures. Management has established a loan review process which provides for frequent review of the loan portfolio in order to monitor loan portfolio quality and performance. In addition, management conducts a review of loan concentrations which could have an impact on the financial condition of the Bank. As of December 31, 1995, there were no industry concentrations in which the total loans to borrowers in one industry comprised 10 percent or more of total loans.

Loans outstanding at year-end for the five years ended December 31, are shown in the following table according to the type of loan:

(In Thousands)             1995       1994       1993       1992       1991
---------------------------------------------------------------------------
Commercial            $ 115,084  $ 106,447  $  96,138  $  88,704  $  83,093
Mortgage                 63,809     56,009     46,967     40,075     39,977
Consumer                 63,328     71,023     66,946     48,338     43,806
Revolving Credit         11,596     10,104      8,329     10,034     11,797
Commercial Paper          5,285         --         --      9,979     13,925
                      ---------  ---------  ---------  ---------  ---------
                      $ 259,102  $ 243,583  $ 218,380  $ 197,130  $ 192,598
                      =========  =========  =========  =========  =========

Maturity and Rate Sensitivity of Selected Loans

The following table presents the remaining maturity of total loans outstanding (excluding residential real estate mortgage and consumer loans) at December 31, 1995, according to scheduled repayments of principal. The amounts due after one year are classified according to the sensitivity to changes in interest rates.

--------------------------------------------------------------------------
(In Thousands)                                                    Total
--------------------------------------------------------------------------
In one year or less                                            $ 66,813
After one year but within five years
  Interest rates are floating or adjustable                         190
  Interest rates are fixed or predetermined                      44,665
After five years
  Interest rates are floating or adjustable                          29
  Interest rates are fixed or predetermined                       6,894
                                                                -------
     Total                                                     $118,591
                                                               ========
--------------------------------------------------------------------------

Non-Performing Assets and Problem Loans

The following table is a summary of non-performing assets as of December 31:

(In Thousands)                   1995     1994     1993     1992     1991
-------------------------------------------------------------------------
Non-accrual loans              $  867   $1,228   $1,497   $1,280   $2,406
Renegotiated loans                606      644      486      196      193
                               ------   ------   ------   ------   ------
 Total non-performing loans     1,473    1,872    1,983    1,476    2,599
Other real estate                 280       53      838    2,407    1,175
                               ------   ------   ------   ------   ------
 Total non-performing assets   $1,753   $1,925   $2,821   $3,883   $3,774
                               ======   ======   ======   ======   ======
Non-performing assets as
  a percent of total loans        .68%     .79%    1.29%    1.97%    1.96%

Accruing loans 90 days or
  more past due                $   72   $  128   $    1   $  376   $  212
--------------------------------------------------------------------------

In 1995, total non-performing assets decreased $172,000, or 8.9 percent, as other real estate owned increased $227,000 and non-performing loans decreased $399,000. In addition to loans classified as non-performing or 90 days past due, there were other loans totaling $3,213,000 at December 31, 1995, on which payments were current and management closely monitors the borrowers' ability to comply with payment terms. Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), as amended by Statement No. 118 (SFAS 118). Implementation of SFAS 114 and SFAS 118 did not have a material impact on the consolidated financial position and results of operations in 1995 as disclosed in Note 5, Loans, to the Consolidated Financial Statements. See Note 2, Significant Accounting Policies, to the Consolidated Financial Statements, for a description of SFAS 114 and SFAS 118.

Management regularly reviews the loan portfolio to identify loans for which there are concerns that the borrower will be unable to satisfy existing payment terms. Management reports monthly, to the Board of Directors, information regarding significant past-due and problem loans, non-accrual loans and other real estate owned. Non-performing assets are carried at estimated realizable values and the known losses of principal have been recognized. Management cannot predict which, if any, loans will eventually result in losses.

Included in other assets is $1,041,000 of cash value of life insurance which has been classified non-accrual. The Trustee for the insurer/debtor has signed an agreement in principle with a new insurer to assume these policies at full value. The definitive agreement is being drafted and the transfer to the new insurer is expected in 1996.

The accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that collection of interest is doubtful. The gross interest income that would have been recorded in 1995 on the $867,000 of non-accrual loans amounted to $128,000 if the loans would have been current in accordance with their original terms and outstanding throughout the period. The amount of interest income included in net income on these loans amounted to $6,000.

All loans classified for regulatory purposes as loss, doubtful, substandard or special mention have been included in the above disclosures. There were no other interest bearing assets at December 31, 1995 that would be required to be disclosed as non-performing or potential problem loans.

There were no foreign loans outstanding at December 31, 1995.


Provision for Loan Losses

The following table summarizes the provision for loan losses, net loan losses and the allowance for loan losses over the last three years:


(In Thousands)                                1995        1994       1993
-------------------------------------------------------------------------
Provision for loan losses                  $   745     $   796    $   447
Net loan losses                                445         526        267
Allowance for loan losses
  at year-end                                3,200       2,900      2,630

Allowance as a percent of
  year-end loans                              1.24%       1.19%      1.20%

Ratio of net loan losses
  to average total loans
  outstanding during the year                  .18         .23        .13
-------------------------------------------------------------------------

In 1995, the decrease in the provision for loan losses of $51,000 was primarily due to a decrease in net loan charge-offs of $81,000. The ratio of net loan losses to average loans of 0.18 percent for 1995 and
0.23 percent for 1994 are substantially below historical industry norms. A sustained period of national and local economic growth has resulted in substantial growth in the loan portfolio. In 1995, the allowance for loan losses increased $300,000 and was 1.24 percent of loans at December 31, 1995. The allowance for loan losses was considered adequate by management and was 183 percent of non-performing assets at year-end compared to 151 percent at December 31, 1994.

In 1994, the $349,000 increase in the provision for loan losses was due to an increase in net loan charge-offs of $259,000, primarily indirect consumer loans, and growth in the loan portfolio of over 11 percent.

Summary of Loan Loss Experience

Additional information relative to the allowance for possible loan losses is presented in the following table. This table summarizes loan balances at the end of each period and daily average balances, changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance for possible loan losses through provisions charged to expense. Factors which influence management's judgement in determining the provision for loan losses each period include establishing specific loss allowances for selected loans (including large loans, non-accrual loans, and problem and delinquent loans) and consideration of historical loss information and local economic conditions.

--------------------------------------------------------------------------
(In thousands)                    1995     1994     1993     1992     1991
--------------------------------------------------------------------------
Allowance for possible loan
  losses, beginning of period $  2,900 $  2,630 $  2,450 $  2,310 $  2,100
                              -------- -------- -------- -------- --------
Loans charged off:
Commercial                          17      112       97      323      235
Real estate mortgages                7
Consumer                           575      539      236      325      461
Revolving credit                    51       67       84      106      122
--------------------------------------------------------------------------
  Total charge-offs                650      718      417      754      818
--------------------------------------------------------------------------
Recoveries:
Commercial                          55       85        3       58       44
Real estate mortgages                2
Consumer                           135       89      119       83      151
Revolving credit                    13       18       28       26        6
--------------------------------------------------------------------------
  Total recoveries                 205      192      150      167      201
--------------------------------------------------------------------------
Net charge-offs                    445      526      267      587      617
--------------------------------------------------------------------------
Provision charged to expense       745      796      447      727      827
--------------------------------------------------------------------------
Allowance for possible loan
  losses, end of period       $  3,200 $  2,900 $  2,630 $  2,450 $  2,310
==========================================================================

Total loans outstanding at
  end of period               $259,102 $243,583 $218,380 $197,130 $192,598
                              ======== ======== ======== ======== ========
Average total loans
  outstanding for the year    $249,769 $230,251 $205,410 $191,029 $176,102
                              ======== ======== ======== ======== ========
Ratio of net charge offs
  to daily average loans
  outstanding                     0.18%    0.23%    0.13%    0.31%    0.35%
                                  ====     ====     ====     ====     ====
--------------------------------------------------------------------------

Allocation of the Allowance for Loan Losses

The allocation of the allowance for possible loan losses for the years ended December 31 is:

--------------------------------------------------------------------------
                                          Real estate
                                Consumer    mortgage/
(In thousands)     Commercial  and other  construction  Unallocated  Total
--------------------------------------------------------------------------
1995 Allowance amount  $1,378    $  602       $   75     $1,145    $3,200
  % loans/total loans    46.5%     28.9%        24.6%        --       100%

1994 Allowance amount  $1,055    $  574       $   60     $1,211    $2,900
  % loans/total loans    43.7%     33.3%        23.0%        --       100%

1993 Allowance amount  $1,104    $  495       $   95     $  936    $2,630
  % loans/total loans    43.9%     34.5%        21.6%        --       100%

1992 Allowance amount  $  729    $  340       $   12     $1,369    $2,450
  % loans/total loans    47.8%     30.9%        21.3%        --       100%

1991 Allowance amount  $  861    $  312       $    7     $1,130    $2,310
  % loans/total loans    46.5%     31.1%        22.4%        --       100%

-------------------------------------------------------------------------


Non-Interest Income
Total non-interest income increased $174,000, or 3.6 percent, from 1994. Income from the origination, sales and servicing of mortgage loans decreased $71,000, or 6.2 percent. The higher level of interest rates in 1995 compared to 1994 substantially reduced mortgage activity in the industry and created a tightening of fees earned on new loans. Fees and gains on loans sold in 1995 were $589,000, a decrease of $123,000, or 17.3 percent, from 1994. Effective July 1, 1995 the Bank adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). This standard requires capitalizing the cost of mortgage servicing rights on loans sold. The capitalized cost of the mortgage servicing rights is amortized over the estimated period of servicing income. This standard also requires periodic evaluation of the capitalized servicing rights for impairment. The adoption of SFAS 122 increased gains on loans sold $154,000 in 1995. Servicing income on loans sold increased $52,000, or 12.1 percent, over 1994.

Trust income increased $254,000, or 16.3 percent, in 1995, as funds under management increased $43 million, or 16.7 percent. Other service charges and fees increased 7.1 percent due to income earned from credit card fees and ATM fees.

In 1994, total non-interest income decreased $220,000, or 4.3 percent, due primarily to decreases in income from the origination, sales and servicing of mortgage loans of $637,000, or 35.8 percent, as fees and gains on loans sold decreased 50 percent, or $708,000, due to the substantially reduced new loan volume from the record levels of 1992 and 1993. Loan servicing income increased $71,000, or 19.8 percent over 1993. Trust fees increased $181,000, or 13.1 percent, due to a 17.2 percent increase in assets under management. Other significant increases were in service charges and fees on deposit accounts of 5.2 percent; other service charges and fees of 6.9 percent; and other income of 58.7 percent due to increased fees earned through investment product sales by a third party vendor in the Bank's branches and gains on sales of other real estate owned.

Non-Interest Expense
In 1995, total non-interest expense increased $1,253,000, or 10.2 percent. Total personnel expense increased $1,079,000, or 15.9 percent, as benefit costs related to the 38 percent increase in the Corporation's stock price during the year increased $698,000 and the profit sharing incentive award paid to all employee partners increased $110,000, or 24.6 percent.

Occupancy expense for 1995 increased $68,000, or 7.2 percent, due to increased lease and branch remodeling costs.

Other operating expenses increased $59,000, or 1.6 percent, in 1995.
FDIC insurance expense decreased $254,000, or 41.1 percent, due to the reduction in FDIC rates from $.23 per $100 of deposits to $.04, effective June 1, 1995. For 1996, the rate has been reduced to the statutory minimum of $2,000 per year for well-capitalized banks. The rate continues at $.23 for deposits purchased from savings associations.

The FDIC is proposing a one-time charge on all deposits purchased from savings associations and savings association deposits to bring the Savings Association Insurance Fund to the required level and reduce the premium rate to the level equivalent to the commercial banks' rate. Although legislation to implement the proposed one-time charge has not been enacted, management currently anticipates that any such charge would not have a significant impact on the Corporation's financial position or results of operations.

Legal and professional fees increased $69,000, or 25.4 percent, and business taxes increased $54,000, or 17 percent. Other areas of expense increased due to increased activity levels in the overall growth of the Bank.

In 1994, total non-interest expense decreased $301,000, or 2.4 percent. Personnel expense decreased $121,000, or 1.8 percent, due to the $420,000, or 80.7 percent, decrease in benefit costs related to the change in the Corporation's stock price from year to year and the decrease in the profit sharing incentive award of $56,000, or 11.1 percent. Equipment expense increased 6.4 percent for investment in technology.

Other operating expense declined $233,000, or 5.9 percent, in 1994. Legal and professional fees decreased $73,000, or 21.2 percent, and expenses associated with the sale of other real estate owned decreased $201,000, or 93 percent. Other areas of expense increased due to increased activity levels and overall growth of the Company.

Federal Income Taxes
Federal income tax expense for 1995 was $2,007,000 compared to $1,841,000 in 1994 and $1,600,000 in 1993 due to the increased profitability of the Corporation. The Corporation's effective tax rate has been substantially unchanged from 1993 through 1995 due to the consistency of statutory tax rates and the relative percentage of tax-exempt income.

Capital Resources and Cash Dividends
The foundation of a strong financial institution is a strong capital base. Shareholders' equity in 1995 increased $3.7 million, or 13.9 percent, to $30 million at year-end 1995. During 1994, total shareholders' equity increased $1.8 million, or 7.5 percent, over 1993. Shareholders' equity was 8.1 percent and 7.8 percent of total assets at December 31, 1995 and 1994, respectively.

The Federal bank regulatory agencies have established capital standards for financial institutions. The Corporation's capital ratios are all significantly above the guidelines for well-capitalized institutions, the highest capital standard. Note 19 to the consolidated financial statements details the Corporation's regulatory capital and the capital standards.

Total dividends in 1995 were $1,671,000, or $1.02 per share, compared to the $1,499,000, or $.92 per share in 1994, a 10.9 percent increase. The dividend payout ratio was 40 percent in 1995 and 1994, and 34 percent in 1993. A 25 percent stock dividend was paid in November of 1995. Cash dividends per share have increased at an average annual rate of 17.3 percent since 1990. Future dividends are declared at the discretion of the Board of Directors and may be determined by the financial performance, future prospects and capital requirements of the Corporation.

The Corporation's principal source of funds to pay cash dividends is the earnings of its subsidiary, the Bank. Consequently, cash dividends depend upon the earnings, capital needs, regulatory restraints and other factors affecting the Bank. Under current banking laws and regulations, during 1996 the Bank can distribute to the Corporation cash dividends in the amount of $4,831,000 plus 1996 net profits.

The Company maintains a five-year capital plan and utilizes a formal strategic planning process. Management and the Board continue to monitor long-term goals which include maintaining capital growth in relation to asset growth and the retention of earnings to fund growth while providing above-average returns to shareholders.


Interest Rate Sensitivity and Liquidity
Asset and liability management involves the development and implementation of strategies to maximize net interest income, minimize the vulnerability of earnings to major changes in interest rates and allow the Bank to profitably compete in all phases of the business cycle. This process is carried out through monthly meetings of senior officers representing lending, deposit-gathering, funds management and marketing functions.

Interest rate risk arises when the maturity or repricing characteristics of assets differ significantly from the maturity or the repricing characteristics of liabilities. One of the goals of asset and liability management is to balance the various factors that create interest rate risk, thereby maintaining the interest rate risk of the Bank within acceptable levels.

While controlling interest rate risk is an important objective, accommodating customer maturity and repricing preferences is an equally important objective. It is the function of asset and liability management to develop strategies to reconcile these objectives. Management has developed definitive policies and procedures to sell the current production of long-term residential mortgages in the secondary market to mitigate interest rate risk. Long-term commercial loans are generally written with three- and five-year balloons and long-term fixed rate SBA guaranteed loans are sold in the secondary market.

One measure of interest rate risk is "gap," which represents the cumulative difference between the amount of assets and liabilities maturing or repricing at various time intervals. In measuring the interest rate risk gap, management estimates loan repayments and early withdrawals of deposits and the interest sensitivity of assets and liabilities which do not mature or reprice. Because assets and liabilities do not reprice in the same manner as interest levels change, the gap should not be viewed as a sole indicator of how the net interest income of the Bank will be affected by changes in interest rates. The Bank continually monitors and has maintained within its policy a one-year rate sensitive asset-to- liability ratio (RSA-RSL) of between 0.8 and 1.2. The one year RSA-RSL ratio was
0.93 and 0.88 at December 31, 1995 and 1994, respectively.

The following table represents rate sensitivity analysis of interest-
bearing assets and liabilities at December 31, 1995:
----------------------------------------------------------------------------
                                  Interest Sensitivity Period
                                0-90   91-365     0-365     OVER 1
(In Thousands)                  DAYS     DAYS      DAYS       YEAR     TOTAL
----------------------------------------------------------------------------
Assets
Loans                       $ 87,633  $51,608  $139,241   $119,861  $259,102
Securities                    11,329   27,307    38,636     45,676    84,312
Federal funds sold             8,000       --     8,000         --     8,000
                            --------  -------  --------   --------  --------
Total interest-earning
  assets                     106,962   78,915   185,877    165,537   351,414
                            --------  -------  --------   --------  --------
Liabilities and Equity
Savings & Interest Checking   62,187       --    62,187         --    62,187
Money Market Deposits         76,028       --    76,028         --    76,028
Time Deposits                 24,887   25,714    50,601     84,022   134,623
FHLB advances                  5,000    5,000    10,000      7,000    17,000
                            --------  -------   -------   --------  --------
Total interest-bearing
  liabilities                168,102   30,714   198,816     91,022   289,838
                            --------  -------   -------   --------  --------
Interest-earning assets
  less interest-bearing
  liabilities               ($61,140) $48,201  ($12,939)  $ 74,515  $ 61,576
                            ========  =======  =========  ========  ========
----------------------------------------------------------------------------

The Bank measures the impact of changes in interest rates on net interest income through a comprehensive analysis of the Bank's interest rate sensitive assets and liabilities. This analysis takes into consideration the projected changes in market interest rates and alternative rate scenarios, the amount of change in the rate of individual interest rate sensitive assets and liabilities, changes in rate of growth and rate of prepayment of assets and liabilities and the effect of competition. Through this analysis, management is able to more realistically measure the projected effect on net interest income than by traditional gap analysis.

The period of 1993 through 1995 included periods of sustained significant interest rate decreases and increases as well as changes in the shape of the yield curve. The steady increase in net interest income demonstrates the effectiveness of these risk management techniques.

Liquidity management for a commercial bank is closely related to asset and liability management. The goal of liquidity management is to maintain the availability of resources to fund withdrawals and other operating requirements. Monitoring maturities and future commitments and the use of short-term investments are integral parts of liquidity management.

The primary objective of the Bank's investment securities portfolio is to invest in securities of high quality that will provide a fair and reasonable return and will allow the Bank to maintain a sound liquidity position. Management of the portfolio is an integral part of liquidity and interest rate risk management. The Bank does not have complex or leveraged derivatives or structured notes in its portfolio.

The Corporation adopted on January 1, 1994, Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The adoption of SFAS 115 requires management to designate as available for sale those securities which are intended to be used for interest rate risk management, liquidity needs and portfolio management.

The Board of Directors has established policies regarding the potential price fluctuation of the available for sale portfolio. At December 31, 1995, the available for sale portfolio had a net unrealized gain of $506,000 compared to a net unrealized loss of $774,000 at December 31, 1994. The price fluctuations experienced during 1994 and 1995 were primarily due to changes in market interest rates and were well within the policies established by the Board of Directors. Realization of any unrealized gain or loss will depend upon the future portfolio management, interest rate risk management and liquidity needs of the Bank.
The regulatory agencies do not include the SFAS 115 adjustment in the calculation of regulatory capital. Please see Note 2, Significant Accounting Policies, for a description of SFAS 115.

An analysis of securities for the five years ended December 31 were as follows:
Available for sale
-------------------------------------------------------------------------
(In Thousands)            1995      1994      1993      1992       1991
------------------------------------------------------------------------
Equity                 $ 2,425   $ 1,495   $    --   $    --    $    --
US Government
 and agency             27,154    21,857        --        --         --
                       -------   -------   -------   -------    -------
  Total                $29,579   $23,352   $    --   $    --    $    --
                       =======   =======   =======   =======    =======

Mortgage-backed        $18,250   $ 7,980   $    --   $    --    $    --
                       =======   =======   =======   =======    =======


Held to maturity
-----------------------------------------------------------------------
(In Thousands)            1995      1994      1993      1992       1991
-----------------------------------------------------------------------

US Government
 and agency            $23,530   $24,320   $46,148   $37,848    $41,167
State and municipal      5,171     3,354     6,339     7,120      6,935
Other                    7,782     4,414     6,220     4,659      2,843
                       -------   -------   -------   -------    -------
  Total                $36,483   $32,088   $58,707   $49,627    $50,945
                       =======   =======   =======   =======    =======

Mortgage-backed        $    --   $   811   $ 7,123   $15,183    $13,304
                       =======   =======   =======   =======    =======
-----------------------------------------------------------------------

Other than securities guaranteed by the US Government or its agencies, the Bank held no investment securities from any one issuer that exceed ten percent of stockholders' equity at December 31, 1995.

Management believes that deposit growth through core deposits provides the primary funding for increases in loans and investment securities. Core deposits include demand deposits, savings and money market accounts and certificates of deposit of consumer and corporate customers. Core deposits represented 97 percent and 96 percent of total deposits at December 31, 1995 and 1994, respectively.

Management also regularly assesses the ability of the Bank to raise funds through the issuance of certificates of deposit in denominations of $100,000 or more in the local and regional market area and has established conservative guidelines for the total funding to be provided by these deposits. These deposits were less than 4 percent of total deposits at December 31, 1995 and 1994.

Management also believes that an integral part of liquidity management is the development of other sources of funding. It is management's policy to actively cultivate and maintain relationships with correspondent and other banks for sales of loans for liquidity, credit and interest rate risk management. Additionally, the Bank has established substantial federal funds lines with correspondent banks and may borrow from the Federal Reserve Bank.

The Bank is a member of the Federal Home Loan Bank of Indianapolis, which provides an additional source of liquidity and long-term funds to meet the borrowing needs of customers. Advances from the Federal Home Loan Bank of Indianapolis are secured through the pledge of investment securities or mortgage loans. Federal Home Loan Bank advances were $17 million and $8 million at December 31, 1995 and 1994, respectively. Management believes that with the combination of federal funds lines and borrowings from the Federal Reserve Bank and the Federal Home Loan Bank, the Bank has more than adequate resources available to meet liquidity needs and to provide for growth.

Sources and Uses of Funds Trends
This table is an analysis of the changes in the average balances for the last two years:

Analysis of Changes in Average Balances

(In Thousands)                                   1995                                    1994                      1993
-----------------------------------------------------------------------------------------------------------------------
                                               Increase/(Decrease)                     Increase/(Decrease)
                                  Average      ------------------         Average     -------------------       Average
                                  Balance      Amount     Percent         Balance      Amount     Percent       Balance
                                 --------------------------------        --------------------------------      --------
Assets:
Loans                            $248,165    $ 19,454         8.5%       $228,711    $ 25,380       12.5%      $203,331
Securities:
  Taxable                          68,634       7,958        13.1          60,676       3,918        6.9         56,758
  Tax-exempt                        3,348        (986)      (22.8)          4,334      (2,600)     (37.5)         6,934
                                 --------    --------                    --------    --------                  --------
    Total                          71,982       6,972        10.7          65,010       1,318        2.1         63,692

Federal funds sold                 10,072       3,845        61.7           6,227      (1,785)     (22.3)         8,012
                                 --------    --------                    --------    --------                  --------
    Total earning assets          330,219      30,271        10.1         299,948      24,913        9.1        275,035

Cash and due from banks            11,972         132         1.1          11,840         576        5.1         11,264
Other assets                        9,342        (849)       (8.3)         10,191        (627)      (5.8)        10,818
                                 --------    --------                    --------    --------                  --------
    Total                        $351,533    $ 29,554         9.2%       $321,979    $ 24,862        8.4%      $297,117
                                 ========    ========                    ========    ========                  ========
-----------------------------------------------------------------------------------------------------------------------
Liabilities and Equity:
CDs over $100,000                $  9,734    $ (1,133)      (10.4)%      $ 10,867    $  4,325       66.1%      $  6,542
Savings and interest checking      60,703      (3,844)       (6.0)         64,547       2,446        3.9         62,101
Money market deposits              73,336      10,171        16.1          63,165       1,685        2.7         61,480
Consumer CDs                      120,714      15,222        14.4         105,492       2,505        2.4        102,987
                                 --------    --------                    --------    --------                  --------
    Total                         264,487      20,416         8.4         244,071      10,961        4.7        233,110

Federal funds purchased                27        (419)      (93.9)            446         406    1,015.0             40
FHLB advances                      11,597       4,098        54.6           7,499       7,499      100.0             --
                                 --------    --------                    --------    --------                  --------
    Total interest-bearing funds  276,111      24,095         9.6         252,016      18,866        8.1        233,150

Demand deposits                    42,858       2,411         6.0          40,447       2,345        6.2         38,102
Other liabilities                   4,568         547        13.6           4,021       1,470       57.6          2,551
Shareholders' equity               27,996       2,501         9.8          25,495       2,181        9.4         23,314
                                 --------    --------                    --------    --------                  --------
    Total                        $351,533    $ 29,554         9.2%       $321,979    $ 24,862        8.4%      $297,117
                                 ========    ========                    ========    ========                  ========
-----------------------------------------------------------------------------------------------------------------------

Total average earning assets increased $30.3 million, or 10.1 percent, in 1995. Total average loans increased $19.5 million, or 8.5 percent. The increase in average loans was primarily in mortgage loans, which increased $12.4 million, or 26.1 percent. Commercial loans increased $10.5 million, or 10.4 percent. Average consumer loans decreased $3.5 million, or 4.3 percent, as management reduced the emphasis on indirect lending and continues to concentrate on direct consumer lending. Average investment securities increased $7.0 million, or 10.7 percent.

The increase in average earning assets was funded by a $24.1 million, or
9.6 percent, increase in total average interest-bearing funds. Total average interest-bearing core deposits increased $21.5 million, or 9.2 percent. With increases in interest rates, consumers increased their investments in certificates of deposit, which grew $15.2 million, or 14.4 percent, in 1995 and money market accounts, which increased $10.2 million, or 16.1 percent. Total non-interest bearing funds invested in earning assets increased $6.2 million, or 12.9 percent. Average time certificates in denominations of $100,000 or more decreased $1.1 million and represented 3 percent of average total deposits in 1995, compared to 4 percent in 1994 and 2 percent in 1993, significantly below the levels of banks of comparable size. With the growth in average earning assets, deposit funding was augmented with Federal Home Loan Bank advances which increased $4.1 million, or 54.6 percent, in 1995.

In 1994, total average earning assets increased $24.9 million, or 9.1 percent. Total average loans increased $25.4 million, or 12.5 percent, due to increases in consumer loans of $11.6 million, or 16.9 percent, and commercial loans of $12.4 million, or 13.9 percent. Mortgage loans increased $2.4 million, or 5.4 percent. Average investment securities increased $1.3 million.

The increase in average earning assets in 1994 was funded by an $18.9 million, or 8.1 percent, increase in total average interest-bearing funds. Average interest-bearing core deposits increased $6.6 million, or 2.9 percent. Average time deposits in denominations of $100,000 or more increased $4.3 million in 1994. Total non-interest bearing funds invested in earning assets increased $6.0 million, or 14.4 percent. Federal Home Loan Bank advances averaged $7.5 million in 1994.

Item 8 - Financial Statements and Supplementary Data
Consolidated Balance Sheet-Empire Banc Corporation

(In Thousands, Except Share Data)                            December 31
                                                           1995       1994
Assets
Cash and due from banks                                $ 13,858   $ 14,527
Federal funds sold                                        8,000      7,100
                                                       --------   --------
  Cash and cash equivalents                              21,858     21,627
Securities
 Available for sale, at fair value                       29,579     23,352
 Held to maturity                                        36,483     32,088
  (fair value: 1995-$36,946, 1994-$31,434)
Mortgage-backed securities
 Available for sale, at fair value                       18,250      7,980
 Held to maturity (fair value: 1994-$786)                    --        811
Loans                                                   259,102    243,583
 Less: allowance for loan losses                         (3,200)    (2,900)
--------------------------------------------------------------------------
          Net loans                                     255,902    240,683
--------------------------------------------------------------------------
Premises and equipment, net                               3,623      3,939
Other real estate                                           280         53
Accrued income and other assets                           6,451      6,418
--------------------------------------------------------------------------
          Total assets                                 $372,426   $336,951
==========================================================================
Liabilities
Deposits
 Non-interest-bearing                                  $ 46,702   $ 44,150
 Interest-bearing                                       272,838    253,839
--------------------------------------------------------------------------
          Total deposits                                319,540    297,989
--------------------------------------------------------------------------
Federal Home Loan Bank advances                          17,000      8,000
Accrued expense and other liabilities                     5,881      4,630
          Total liabilities                             342,421    310,619
--------------------------------------------------------------------------
Shareholders' equity
Preferred stock-$1 par value,
 2,000,000 shares authorized, none outstanding
Common stock-$5 par value, 5,000,000 shares authorized,
 shares outstanding: 1995-1,648,767; 1994-1,304,302       8,244      6,521
Paid-in-capital                                           9,377      9,098
Retained earnings                                        12,050     11,224
Net unrealized gain (loss) on securities available
 for sale, net of tax liability of $172 in 1995 and
 tax asset of $263 in 1994                                  334       (511)
                                                       --------   --------
          Total shareholders' equity                     30,005     26,332
--------------------------------------------------------------------------
          Total liabilities and shareholders' equity   $372,426   $336,951
==========================================================================
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Income-Empire Banc Corporation

                                                 Year Ended December 31
(In Thousands, Except Share Data)             1995        1994        1993
Interest Income
 Loans, including fees                     $23,820     $20,233     $18,426
 Taxable securities
  Available for sale                         2,233       1,481          --
  Held to maturity                           1,771       1,422       2,757
Tax-exempt securities-held to maturity         195         239         356
Federal funds sold                             587         253         236
--------------------------------------------------------------------------
       Total interest income                28,606      23,628      21,775
--------------------------------------------------------------------------
Interest Expense
 Deposits                                   12,416       9,467       8,840
 Federal funds purchased                         1          18           1
 Federal Home Loan Bank advances               814         354           1
--------------------------------------------------------------------------
       Total interest expense               13,231       9,839       8,842
--------------------------------------------------------------------------
       Net interest income                  15,375      13,789      12,933
Provision for loan losses                      745         796         447
                                            ------      ------      ------
       Net interest income after
       provision for loan losses            14,630      12,993      12,486
--------------------------------------------------------------------------
Non-Interest Income
 Mortgage sales and servicing                1,070       1,141       1,778
 Service charges on deposit accounts         1,302       1,324       1,258
 Trust income                                1,817       1,563       1,382
 Other service charges and fees                482         450         421
 Other income                                  351         354         223
 Security (losses) gains                        (5)         11           1
--------------------------------------------------------------------------
       Total non-interest income             5,017       4,843       5,063
--------------------------------------------------------------------------
Non-Interest Expense
 Salaries and employee benefits              7,866       6,787       6,908
 Occupancy                                   1,006         938         934
 Furniture and equipment                       859         812         763
 Other expense                               3,763       3,704       3,937
--------------------------------------------------------------------------
       Total non-interest expense           13,494      12,241      12,542
--------------------------------------------------------------------------
       Income before federal income taxes    6,153       5,595       5,007
Federal income taxes                         2,007       1,841       1,600
--------------------------------------------------------------------------
       Net income                          $ 4,146     $ 3,754     $ 3,407
==========================================================================
Earnings per share *                       $  2.36     $  2.15     $  1.98
Average shares outstanding*              1,754,016   1,744,957   1,718,129

*  Retroactively adjusted for a 25% stock dividend in November 1995.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Cash Flows-Empire Banc Corporation

(In Thousands)                                           Year Ended December 31
                                                       1995        1994       1993
Operating Activities
Net income                                         $  4,146    $  3,754   $  3,407
Adjustments to reconcile net income to net
  cash from operating activities:
 Depreciation and amortization                          780         747        733
 Provision for loan losses                              745         796        447
 Mortgage loans originated for sale                 (42,904)    (49,533)   (79,785)
 Sale of mortgage loans                              42,210      51,655     77,878
 Net loss (gain) on securities available for sale         5         (11)        (1)
 Net amortization/accretion on securities               471         987        338
 Change in:
  Deferred taxes                                       (504)       (234)      (244)
  Interest receivable                                  (407)       (271)        48
  Interest payable                                      211         128        (35)
  Other real estate                                    (227)        785       1,569
  Other assets                                          443         464        (375)
  Other liabilities                                   1,090         296         504
                                                    -------     -------   --------
  Total adjustments                                   1,913       5,809      1,077
----------------------------------------------------------------------------------
          Net cash from operating activities          6,059       9,563      4,484
----------------------------------------------------------------------------------
Investing activities
 Securities available for sale
  Proceeds from sales                                 1,995       1,010         --
  Proceeds from maturities                           10,130       7,247         --
  Purchases                                         (24,645)    (12,710)        --
 Securities held to maturity
  Proceeds from maturities                           17,271      22,010     45,340
  Purchases                                         (24,028)    (17,708)   (46,697)
 Loans granted, net of repayments                   (15,270)    (27,851)   (19,561)
 Premises and equipment expenditures                   (464)       (514)      (663)
 Proceeds from disposal of assets                        --          --         29
----------------------------------------------------------------------------------
          Net cash from investing activities        (35,011)    (28,516)   (21,552)
----------------------------------------------------------------------------------
Financing activities
 Net increase in deposits                            21,550      18,448     11,686
 Cash dividends paid                                 (1,698)     (1,302)    (1,113)
 Federal Home Bank advances                           9,000       3,000      5,000
 Issuance of common stock                               331          84         48
----------------------------------------------------------------------------------
          Net cash from financing activities         29,183      20,230     15,621
----------------------------------------------------------------------------------
          Net change in cash and cash equivalents       231       1,277     (1,447)
----------------------------------------------------------------------------------
Cash and cash equivalents
 Beginning of year                                   21,627      20,350     21,797
                                                   --------    --------   --------
 End of year                                       $ 21,858    $ 21,627   $ 20,350
==================================================================================

(In Thousands)
                                             Year Ended December 31
                                          1995        1994       1993

Cash paid during the year for:
  Interest                             $13,019     $ 9,712    $ 8,877
  Income taxes                           2,315       2,103      1,920

Reclassification of securities
from held to maturity to available
for sale upon adoption of SFAS 115                  26,708

Transfer of securities from held
to maturity to available for sale
at fair value December 31, 1995          2,883
---------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Changes in Shareholders' Equity-
Empire Banc Corporation

                                                                                                   Net       Total
                                                                                            Unrealized       Share
                                                         Common      Paid-In     Retained         Gain     holders'
(In Thousands, Except Share Data)           Shares        Stock      Capital     Earnings       (Loss)       Equity
-------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1993               1,178,174    $   5,891    $   6,351    $   9,973    $      --    $  22,215
Net income for 1993                                          --           --        3,407           --        3,407
10% stock dividend                         118,028          589        2,656       (3,245)          --           --
Common stock issued                          3,100           16           32           --           --           48
Cash dividends - $.72 per share                              --           --       (1,166)          --       (1,166)
                                         ---------    ---------    ---------    ---------    ---------    ---------
  Balance at December 31, 1993           1,299,302        6,496        9,039        8,969           --       24,504
-------------------------------------------------------------------------------------------------------------------
Net unrealized gain on securities
  available for sale at January 1, 1994
  net of tax of $55                                          --           --           --          107          107
Net income for 1994                                          --           --        3,754           --        3,754
Common stock issued                          5,000           25           59           --           --           84
Change in net unrealized gain/loss
  on securities available for sale,
  net of tax of $318                                         --           --           --         (618)        (618)
Cash dividends - $.92 per share                              --           --       (1,499)          --       (1,499)
                                         ---------    ---------    ---------    ---------    ---------    ---------
  Balance at December 31, 1994           1,304,302        6,521        9,098       11,224         (511)      26,332
-------------------------------------------------------------------------------------------------------------------
Net income for 1995                                          --           --        4,146           --        4,146
Common stock issued                         15,650           79          257           --           --          336
25% stock dividend                         328,815        1,644           --       (1,649)          --           (5)
Directors deferred compensation plan                         --           22           --           --           22
Change in net unrealized gain/loss
  on securities available for sale,
  net of tax of $435                                         --           --           --          845          845
Cash dividends - $1.02 per share                             --           --       (1,671)          --       (1,671)
                                         ---------    ---------    ---------    ---------    ---------    ---------
  Balance at December 31, 1995           1,648,767    $   8,244    $   9,377    $  12,050    $     334    $  30,005
                                         =========    =========    =========    =========    =========    =========
-------------------------------------------------------------------------------------------------------------------
Per share amounts have been adjusted for stock dividends.
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 - Nature of Operations

Empire Banc Corporation, a one-bank holding company for Empire National Bank, is the largest independent bank holding company in northern Michigan. The Bank is engaged in the general commercial, retail and mortgage banking business, providing a full range of loan and deposit products. It also operates a trust department providing fiduciary, investment and other related services, and has contracted with a full-service brokerage firm to make available a variety of investment products to the Bank's customers.

The Bank is headquartered in Traverse City, Michigan, which is the retail, medical and financial hub for northern Michigan. The Bank's primary market area is the northwestern portion of northern Michigan.


Note 2 - Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Empire Banc Corporation (the Corporation) and its wholly-owned subsidiary, Empire National Bank (the Bank), after elimination of significant intercompany transactions and accounts.

Statement of Cash Flows - Cash and cash equivalents includes cash on hand, demand deposits in other institutions, and federal funds sold. The Corporation reports net cash flows for customer loan transactions and deposit transactions and for deposits made with other financial institutions.

Securities - Effective January 1, 1994 the Corporation adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). In adopting SFAS 115, certain securities have been identified as available for sale. Securities available for sale may be sold prior to maturity due to changes in interest rates, prepayment risks, yield and availability of alternative investments, liquidity needs, or other factors. Securities identified as available for sale are reported at their fair value and the net unrealized gain or loss is reported, net of related tax effect, as a separate component of shareholders' equity, until realized. In the event that a security available for sale is sold or called, the adjusted cost of the specific security is used to compute the applicable gain or loss. Securities held to maturity are those securities which management has the ability and positive intent to hold to maturity. Securities held to maturity are stated at amortized cost. Premiums and discounts are recognized in interest income using the interest method.

Allowance for Loan Losses - The allowance for loan losses represents that amount which management estimates is adequate to provide for losses inherent in the loan portfolio. Management determines the adequacy of the allowance for loan losses by reviewing selected loans (including large loans, non-accrual loans and problem and delinquent loans) and establishes specific loss allowances on these loans. Historical loss information and local economic conditions are considered in establishing allowances on the remaining loan portfolio. The allowance is increased by provisions charged to expense and reduced by loan losses, net of recoveries.

Effective January 1, 1995 the Corporation adopted Statement of Financial Accounting Standards No. 114 (SFAS 114), later amended by Statement No. 118 (SFAS 118), on accounting and disclosure by creditors for impairment of a loan. These standards require that impaired loans be measured based on the present value of expected cash flows discounted at each loans' effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Under this standard, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require increase, such increase is reported as an additional provision for loan losses. The impact of adopting these standards on the Corporation's financial condition and results of operations in 1995 is not material.

Smaller-balance homogeneous loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans, automobile, home equity and second mortgage loans and are collectively evaluated for impairment. Commercial loans and first mortgage loans secured by other properties are evaluated individually for impairment. Under the Corporation's loan evaluation system, loans rated substandard, doubtful and loss are considered impaired, since it is probable that such loans will be not be collected under their contractual terms. Loans, or portions thereof, are charged-off when deemed uncollectible. SFAS No. 114 and No. 118 disclosures for impaired loans are not expected to be materially different from non-accrual and renegotiated loan disclosures or non-performing asset and past-due disclosures.

Premises and Equipment - Premises and equipment are depreciated over their estimated useful lives and are stated at cost less accumulated depreciation. The provision for depreciation is computed principally using the straight-line method. Leasehold improvements are amortized over the shorter of the respective lease term or the asset's useful life. Expenditures for normal repairs and maintenance are charged to operations as incurred.

Other Real Estate - Other real estate is carried at the lower of cost or fair value less estimated costs to sell. Any reduction to fair value at the time of acquisition from a related loan is accounted for as a loan loss. Any subsequent reduction in fair value is charged to other non-interest expense. The costs incurred to carry other real estate are expensed as incurred.

Interest and Fees on Loans - Interest on loans is accrued over the term of the loans based upon the principal outstanding. The accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the collection of interest is doubtful. Loans are generally moved to non-accrual status at 90 days or more past due. Under SFAS No. 114, as amended by SFAS No. 118, the carrying value of impaired loans is periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in estimates of future payments and due to the passage of time are reported as reductions or increases to bad debt expense.

Loan origination and commitment fees and related costs are recognized over the life of the loan as an adjustment of yield. Fees on loans sold are recognized at the time of sale.

Loan Servicing Rights - The Bank originates and purchases mortgage loans for sale to the secondary market, and sells the loans with servicing retained. Effective July 1, 1995 the Corporation adopted Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Mortgage Servicing Rights." For servicing retained, this Statement requires capitalizing the cost of mortgage servicing rights, regardless of whether those rights were acquired through purchase or origination activities. Prior to adoption of SFAS 122, only purchased loan servicing rights were capitalized.

Beginning July 1, 1995, the total cost of mortgage loans originated with the intent to sell is allocated between the loan servicing right and the mortgage loan without servicing based on their relative fair values at the date of origination. The capitalized cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenue.

Mortgage servicing rights are periodically evaluated for impairment by stratifying them based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type (i.e., conventional or government insured, fixed or adjustable rate), term (i.e., 15 year or 30 year), and note rate. Impairment represents the excess of cost of an individual mortgage rights stratum over its fair value, and is recognized through a valuation allowance. Estimates of fair value include assumptions about prepayment, default and interest rates and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of mortgage servicing rights, and the related valuation allowance, to change significantly in the future.

Income Taxes - In 1993, the Corporation adopted Statement of Financial Accounting Standards 109, "Accounting for Income Taxes," (SFAS 109).
The Corporation records income tax expense based on the amount of taxes due on its return plus deferred taxes computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using current tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Corporation and the Bank file a consolidated federal income tax return. Intercompany tax liabilities are settled as if each entity filed a separate return.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas were estimates are used in the accompanying financial statements include the allowance for loan losses, carrying value of mortgage servicing rights, fair values of financial instruments, the accrued liability associated with the defined benefit pension plan and supplemental retirement plan, the carrying value of impaired loans, deferred tax assets, the estimated life of loans and securities and the carrying value of other real estate. Estimates incorporated into the Corporation's financial statements which are more susceptible to change in the near term include the allowance for loan losses, carrying value of mortgage servicing rights, fair value of financial instruments, and the defined benefit pension plan and supplemental retirement plan liabilities. Actual results could differ from those estimates.

Earnings Per Share - Earnings per share of common stock are computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. Common stock equivalents consist of common stock issuable under the assumed exercise of stock options granted under the Corporation's stock option plan, using the treasury stock method. All per share data presented in the consolidated financial statements is retroactively adjusted for all stock dividends and splits. The Corporation declared and issued a stock split effected in the form of a 25% stock dividend in November, 1995.

Issued But Not Yet Adopted Accounting Standards - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" (SFAS 121). The Statement requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and establishes criteria for evaluating recoverability. The Statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, with certain exceptions. The Corporation will adopt SFAS No. 121 effective January 1, 1996. Management does not expect the Statement to have a material impact on the consolidated financial condition and results of operations of the Corporation.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). This Statement establishes a fair value based method of accounting for employee stock options and similar equity instruments, such as warrants, and encourages all companies to adopt this method of accounting for all of their employee stock compensation plans. However, the Statement allows companies to continue measuring compensation cost for such plans using accounting guidelines in place prior to SFAS 123. Companies that elect to remain with the former method of accounting must make pro forma disclosures of net income and earnings per share as if the fair value method provided for in SFAS 123 had been adopted. The accounting and disclosure requirements of the Statement are required for the Corporation for transactions entered into in fiscal years that begin after December 15, 1995.

The Corporation entered into no transactions in 1995 or 1994 for which the accounting treatment would differ between SFAS No. 123 and current accounting guidance or for which SFAS No. 123 would require pro forma disclosures. Further, the Corporation currently has no plans for transactions for which the fair value based method of accounting or disclosure, defined by SFAS No. 123, would apply. Accordingly, management does not expect the Statement to have material impact on the financial condition or results of the operations of the Corporation.

Reclassifications - Certain 1994 and 1993 amounts have been reclassified to conform with the 1995 presentation.

Note 3 - Cash and Cash Equivalents

The Bank is required to maintain non-interest-bearing deposits (required reserve balances) with the Federal Reserve, based on a percentage of deposits. The required reserve balances at December 31, 1995 and 1994 were $3,976,000 and $3,691,000, respectively.


Note 4 - Securities

The carrying amount of securities and their approximate fair values at December 31 were as follows:


Available for sale
---------------------------------------------------------------------------
                                    Amortized       Unrealized         Fair
(In Thousands)                           Cost     Gains    Losses     Value
---------------------------------------------------------------------------
December 31, 1995
  Equity securities                  $  2,330  $     95  $     --  $  2,425
  US Government & agency securities    26,930       301        77    27,154
                                     --------  --------  --------  --------
                                       29,260       396        77    29,579

  Mortgage-backed securities           18,063       221        34    18,250
                                     --------  --------  --------  --------
     Total                           $ 47,323  $    617  $    111  $ 47,829
                                     ========  ========  ========  ========
December 31, 1994
  Equity securities                  $  1,440  $     55  $     --  $  1,495
  US Government & agency securities    22,354         4       501    21,857
                                     --------  --------  --------  --------
                                       23,794        59       501    23,352

  Mortgage-backed securities            8,312         3       335     7,980
                                     --------  --------  --------  --------
    Total                            $ 32,106  $     62  $    836  $ 31,332
                                     ========  ========  ========  ========

The carrying amount of securities and their approximate fair values at December 31 were as follows:


Held to maturity
---------------------------------------------------------------------------
                                    Amortized       Unrealized         Fair
(In Thousands)                           Cost     Gains    Losses     Value
---------------------------------------------------------------------------
December 31, 1995
  US Government & agency securities  $ 23,530  $    292  $     20  $ 23,802
  State & municipal securities          5,171       101         7     5,265
  Other securities                      7,782       101         4     7,879
                                     --------  --------  --------  --------
    Total                            $ 36,483  $    494  $     31  $ 36,946
                                     ========  ========  ========  ========

December 31, 1994
  US Government & agency securities  $ 24,320  $     --  $    632  $ 23,688
  State & municipal securities          3,354        55         8     3,401
  Other securities                      4,414         2        71     4,345
                                     --------  --------  --------  --------
                                       32,088        57       711    31,434

  Mortgage-backed securities              811        --        25       786
                                     --------  --------  --------  --------
    Total                            $ 32,899  $     57  $    736  $ 32,220
                                     ========  ========  ========  ========
---------------------------------------------------------------------------

Sales of securities available for sale during 1995 resulted in gross realized losses of $5,000 and no realized gains. Sales of securities available for sale during 1994 resulted in gross realized gains of $11,000 and no realized losses. There were no sales of securities held to maturity during 1995 or 1994. During 1993 there were no sales of securities; realized gains and losses during this period resulted from called securities.

Pursuant to the FASB Special Report, "A Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities," securities with a carrying value of $2,853,000, fair value of $2,883,000 and unrealized gain of $30,000, were transferred at fair value to the available for sale classification on December 31, 1995, classifying all mortgage-backed securities as available for sale.

The scheduled maturities of securities available for sale and held to maturity at December 31, 1995 were as follows:

                          Available for sale          Held to maturity
--------------------------------------------------------------------------
                     Amortized     Fair         Amortized      Fair
(In Thousands)            Cost    Value  Yield       Cost     Value  Yield
--------------------------------------------------------------------------
Within one year       $14,528   $14,517  5.20%    $15,330   $15,337  5.52%
One to five years      12,402    12,637  6.43%     20,078    20,517  6.62%
Five to ten years          --        --             1,075     1,092  6.63%
Equity securities       2,330     2,425  7.59%         --        --
                      -------   -------           -------   -------
                       29,260    29,579  5.91%     36,483    36,946  6.16%
Mortgage-backed        18,063    18,250  6.61%         --        --
                      -------   -------           -------   -------
  Total               $47,323   $47,829  6.18%    $36,483   $36,946  6.16%
                      =======   =======           =======   =======
--------------------------------------------------------------------------
Investment securities with a book value of $18,267,000 at December 31,
1995 were pledged to secure public deposits, Federal Home Loan Bank advances and for other purposes as required by law.


Note 5 - Loans

The following is a summary of loans at December 31:
--------------------------------------------------------------------------
(In Thousands)                                             1995       1994
--------------------------------------------------------------------------
Commercial                                             $115,084   $106,447
Mortgage                                                 63,809     56,009
Consumer                                                 63,328     71,023
Revolving credit                                         11,596     10,104
Commercial paper                                          5,285         --
                                                       --------   --------
                                                        259,102    243,583
Less: allowance for loan losses                          (3,200)    (2,900)
                                                       --------   --------
  Total loans                                          $255,902   $240,683
                                                       ========   ========
--------------------------------------------------------------------------

The following is an analysis of the changes in the allowance for loan losses for the years ended December 31:
--------------------------------------------------------------------------
(In Thousands)                                  1995       1994       1993
--------------------------------------------------------------------------
Balance at beginning of year                  $2,900     $2,630     $2,450
Additions (deductions):
  Provision for loan losses                      745        796        447
  Recoveries credited to allowance               205        192        150
  Loans charged off                             (650)      (718)      (417)
                                              ------     ------     ------
Balance at end of year                        $3,200     $2,900     $2,630
                                              ======     ======     ======
--------------------------------------------------------------------------

Accounting and disclosure regarding impaired loans, as required by Statement of Financial Accounting Standards No. 114 and amended by No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," became effective for the Corporation in 1995.

The average investment in impaired loans for the year ended December 31, 1995 is $1,919,000, with $98,000 interest income recognized, including $96,000 interest income recognized on a cash basis. At December 31, 1995 there is $1,429,000 outstanding in impaired loans, with $1,173,000 for which an allowance for credit losses is allocated, and $256,000 for which no allowance for loan losses is allocated. The portion of the allowance loan losses allocated to the impaired loan balance is $355,000 at December 31, 1995, although the entire allowance is available for charge-offs of any loans.

Loans on which the accrual of interest was discontinued at December 31, 1995 amounted to $867,000 (including $777,000 that would be considered impaired under Statement No. 114). Non-accrual loans at December 31, 1994 amounted to $1,228,000. If the non-accrual loans had performed in accordance with their original terms, additional interest income would have been recorded in 1995, 1994 and 1993 of $122,000, $146,000 and
$98,000, respectively.

Marketable mortgage loans held for sale at December 31, 1995 and 1994, which are accounted for at the lower of aggregate cost or market, were $2,054,000 and $1,360,000, respectively.

Loans with a book value of $12,762,000 at December 31, 1995 were pledged to secure Federal Home Loan Bank advances.

Note 6 - Mortgage Banking

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheet.  The unpaid principal balances of these loans at December 31 are summarized as follows:
--------------------------------------------------------------------------
(In Thousands)                                             1995       1994
--------------------------------------------------------------------------
Mortgage loan portfolios serviced for:
  Federal Home Loan Mortgage Corporation               $164,514   $152,866
  Federal National Mortgage Association                  23,633     14,648
  Other investors                                         2,211      1,588
                                                       --------   --------
    Total loans serviced                               $190,358   $169,102
                                                       ========   ========
--------------------------------------------------------------------------

Effective July 1, 1995 the Corporation adopted Statement of Financial
Accounting Standards No. 122 (SFAS 122) on accounting for mortgage servicing rights. For servicing retained, this Statement requires capitalizing the cost of mortgage servicing rights. Loans serviced for others which were originated and sold after July 1, 1995, and thus are related to servicing rights that have been capitalized (as shown below) had an outstanding principal balance of $20,355,000 at December 31, 1995.
The remaining balance of loans serviced for others also have servicing rights associated with them, however the related servicing rights arose prior to adoption of SFAS 122 and accordingly have not been capitalized on the balance sheet.


The carrying value and fair value of capitalized loan servicing rights consisted of the following as of December 31.
--------------------------------------------------------------------------
(In Thousands)                                                        1995
--------------------------------------------------------------------------
Unamortized cost                                                      $151
Valuation allowance                                                      0
                                                                      ----
Carrying value                                                        $151
                                                                      ====

Fair value                                                            $256
                                                                      ====
--------------------------------------------------------------------------


Following is an analysis of the activity for loan servicing rights.
--------------------------------------------------------------------------
(In Thousands)                                                        1995
--------------------------------------------------------------------------
Amortized cost
Balance July 1, 1995                                                  $  0
Additions                                                              154
Amortization                                                            (3)
                                                                      ----
Balance December 31, 1995                                             $151
                                                                      ====
--------------------------------------------------------------------------



Mortgage banking income and expense consists of the following:
--------------------------------------------------------------------------
(In Thousands)                                  1995       1994       1993
--------------------------------------------------------------------------
Income
  Net gains on sales of loans                 $  542     $  421     $  953
  Loan servicing income                          481        429        358
  Net fees                                        47        291        467
                                              ------     ------     ------
                                               1,070      1,141      1,778
                                              ------     ------     ------
Expense
  Salaries and employee benefits                 763        765        713
  Other expense                                  189        172        191
                                              ------     ------     ------
                                                 952        937        904
                                              ------     ------     ------
    Income before income taxes                $  118     $  204     $  874
                                              ======     ======     ======
--------------------------------------------------------------------------

Note 7 - Premises and Equipment


A summary of premises and equipment at December 31, by major category follows:
--------------------------------------------------------------------------
(In Thousands)                                             1995       1994
--------------------------------------------------------------------------
Land and improvements                                   $   410    $   409
Buildings and leasehold improvements                      4,577      4,471
Equipment                                                 5,680      5,399
                                                        -------    -------
  Total cost                                             10,667     10,279
Less: accumulated depreciation and amortization          (7,044)    (6,340)
                                                        -------    -------
  Net balance                                           $ 3,623    $ 3,939
                                                        =======    =======
--------------------------------------------------------------------------
Included in occupancy expense are rental expenses for 1995, 1994 and 1993 of $415,000, $392,000 and $401,000, respectively.  Depreciation and amortization charged to operating expense for 1995, 1994 and 1993 amounted to $780,000, $747,000 and $733,000, respectively.


Note 8 - Time Deposits


Interest-bearing deposits at December 31, 1995 include total time deposits of $134,622,000 that have the following maturity distribution.
-----------------------------------------------------------------------
(In Thousands)                                                1995
-----------------------------------------------------------------------
1996                                                      $ 50,600
1997                                                        25,343
1998                                                        17,001
1999                                                        20,441
2000                                                        11,743
2001 and after                                               9,494
                                                          --------
  Total time deposits                                     $134,622
                                                          ========
-----------------------------------------------------------------------

Included within total time deposits are time deposit liabilities issued in denominations of $100,000 or more. At December 31, 1995 and 1994, these deposits amounted to $8,899,000 and $11,114,000, respectively. Interest expense on time deposits issued in denominations of $100,000 or more for 1995, 1994 and 1993 amounted to $589,000, $449,000 and $227,000, respectively. Maturities of time deposits of $100,000 or more outstanding at December 31, 1995 are summarized below:


------------------------------------------------------------------
(In Thousands)                                                1995
------------------------------------------------------------------
Three months or less                                        $7,362
Over three through six months                                1,048
Over six months through twelve months                          117
Over twelve months                                             372
                                                            ------
  Total time deposits of $100,000 or more                   $8,899
                                                            ======
------------------------------------------------------------------


Note 9 - Federal Home Loan Bank Advances


The Bank had outstanding the following advances from the Federal Home
Loan Bank of Indianapolis at December 31:

-------------------------------------------------------------------
(In Thousands)                                   1995          1994
-------------------------------------------------------------------
5.49% fixed-rate advance due November 1996    $ 5,000       $    --
7.15% fixed-rate advance due March 1997         4,000            --
6.09% fixed-rate advance due March 1999         3,000         3,000
Floating rate advance due January 1999          5,000         5,000
                                              -------       -------
  Total advances                              $17,000       $ 8,000
                                              =======       =======
-------------------------------------------------------------------


The $5,000,000 floating rate advance due January 1999 carries a current interest rate of 7.65 percent, which is adjusted annually based on the one- year constant maturity treasury rate. This advance was prepaid on January 16, 1996. The fixed rate advances have no prepayment provisions. Prepayment of these notes would be subject to the credit policy of the Federal Home Loan Bank. Securities and mortgage loans have been pledged to fully collateralize these advances.

Note 10 - Other Non-Interest Expense


The following are the components of other non-interest expense for the years ended December 31:

-------------------------------------------------------------------
(In Thousands)                             1995      1994      1993
-------------------------------------------------------------------
Deposit insurance                        $  364    $  618    $  596
Outside services                            454       466       489
Legal and professional                      341       272       345
Business taxes                              371       317       316
Other                                     2,233     2,031     2,191
                                         ------    ------    ------
  Total                                  $3,763    $3,704    $3,937
                                         ======    ======    ======
-------------------------------------------------------------------


Note 11 - Federal Income Taxes


The following are the components of federal income taxes for the years ended December 31:
-------------------------------------------------------------------
(In Thousands)                       1995         1994         1993
-------------------------------------------------------------------
Current expense                    $2,511       $2,083       $1,844
Deferred benefit                     (504)        (242)        (244)
                                   ------       ------       ------
  Total federal income tax         $2,007       $1,841       $1,600
                                   ======       ======       ======
-------------------------------------------------------------------


The following is a reconciliation of total federal income taxes and the amount computed by applying the federal statutory rate of 34 percent to income before federal income tax:
----------------------------------------------------------------
(In Thousands)                     1995         1994        1993
----------------------------------------------------------------
Statutory rate applied to income
before federal income tax        $2,092       $1,902      $1,702
(Deduct) add:
Effect of tax-exempt interest       (69)         (76)       (101)
Other                               (16)          15          (1)
                                 ------       ------      ------
  Total federal income tax       $2,007       $1,841      $1,600
                                 ======       ======      ======
  Effective tax rate              32.6%        32.9%       32.0%
                                 ======       ======      ======


The tax effects of temporary differences that give rise to
significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below:
--------------------------------------------------------------------
(In Thousands)                                    1995        1994
--------------------------------------------------------------------
Deferred tax assets:
  Allowance for loan losses                     $  683      $  581
  Deferred compensation                            959         633
  Deferred loan fees                               138         140
  Net unrealized depreciation on
    securities available for sale                   --         263
  Other                                            108          65
                                                ------      ------
    Total deferred tax assets                    1,888       1,682
                                                ------      ------
Deferred tax liabilities:
  Premises and equipment                           (20)        (90)
  Cash value of life insurance                     (33)        (34)
  Net unrealized appreciation on
    securities available for sale                 (172)         --
  Other                                            (50)        (14)
                                                ------      ------
    Total deferred tax liabilities                (275)       (138)
                                                ------      ------
      Net deferred tax asset                    $1,613      $1,544
                                                ======      ======

A valuation allowance for deferred tax assets is not considered necessary as it is more likely than not that future taxable income will be sufficient to realize the tax benefit of these assets.

Note 12 - Employee Benefit Plans

The Bank maintains an integrated employee benefit plan structure designed to provide basic retirement income for employees on a non-contributory basis, and to provide opportunities for employees to build additional retirement savings through tax-deferred voluntary contributions and participation in the Bank's success through stock ownership in the Corporation. A description of the individual plan components of this integrated structure follows.

A non-contributory, defined benefit pension plan which covers substantially all full-time employees was established in 1991. The Bank's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Prior service cost is amortized on a straight-line basis. The plan assets consist of equity and fixed income securities at December 31, 1995. The following sets forth the plan's funded status and amounts included in the consolidated balance sheet at December 31, 1995 and 1994.

------------------------------------------------------------------------
(In Thousands)                                         1995         1994
------------------------------------------------------------------------
Actuarial present value of
  benefit obligations:
    Accumulated benefit obligation:
      Vested                                        $  (702)     $  (501)
      Non-vested                                        (72)         (47)
                                                    -------      -------
        Total                                       $  (774)     $  (548)
                                                    =======      =======
Projected benefit obligation
  for service rendered to date                      $(1,293)     $  (912)
Plan assets at fair value                               770          518
                                                    -------      -------
Funded status                                          (523)        (394)
Unrecognized net transition obligation                  335          364
Unrecognized prior service cost                         (17)         (18)
Additional liability                                     --           (3)
Unrecognized loss                                       192           21
                                                    -------      -------
  Accrued pension liability                         $   (13)     $   (30)
                                                    =======      =======

--------------------------------------------------------------------------
(In Thousands)                              1995         1994         1993
--------------------------------------------------------------------------
Net pension cost includes the following:
  Service cost-benefits earned          $     76     $     86     $     74
  Interest cost on projected
    benefit obligation                        79           74           67
  Actual return on plan assets              (119)          --          (37)
  Net amortization and deferral               98           (4)          40
                                        --------     --------     --------
    Net pension cost                    $    134     $    156     $    144
                                        ========     ========     ========
--------------------------------------------------------------------------

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7 percent in 1995 and 8 percent and 7 percent in 1994 and 1993, respectively. The rate of increase in future compensation used was 4.5 percent in each period presented. As a result of the change in the discount rate for 1995, the accumulated benefit obligation and the projected benefit obligation have increased by $124,000 and $228,000, respectively. The expected long-term rate of return on assets was 9 percent for all periods presented. As a result of the change in the discount rate for 1994, the accumulated benefit obligation and the projected benefit obligation decreased by $111,000 and $204,000, respectively.

In 1991, the Bank established a supplemental retirement program for certain executive officers. This plan provides benefits which are integrated with certain of the Bank's other benefit plans.

------------------------------------------------------------------------
(In Thousands)                                         1995         1994
------------------------------------------------------------------------
Accumulated benefit obligation                       $ (184)      $ (119)
                                                     ======       ======

Projected benefit obligation                         $ (651)      $ (578)
Unrecognized net transition obligation                  149          161
Unrecognized prior service cost                          28           31
Unrecognized loss                                        66           98
                                                     ------       ------
  Accrued pension liability                          $ (408)      $ (288)
                                                     ======       ======
------------------------------------------------------------------------

------------------------------------------------------------------------
(In Thousands)                           1995          1994         1993
------------------------------------------------------------------------
Net plan cost includes the following:
  Service cost-benefits earned         $   50        $   45       $   34
  Interest cost on projected
    benefit obligation                     52            36           27
  Net amortization                         18            16           12
                                       ------        ------       ------
    Net plan cost                      $  120        $   97       $   73
                                       ======        ======       ======
------------------------------------------------------------------------

The weighted average discount rate and rate of increase in future compensation used for the supplemental executive retirement plan in determining the actuarial present value of the projected benefit obligation were 7 percent and 5 percent, respectively in 1995, 8 percent and 6 percent, respectively in 1994 and 7 percent and 5 percent, respectively, in 1993. As a result of the change in the rates for 1995, the accumulated benefit obligation has increased $22,000 and the projected benefit obligation has decreased $46,000. As a result of the change in the rates for 1994, the accumulated benefit obligation decreased $24,000 and the projected benefit obligation increased $31,000.

The Bank has a profit sharing 401(k) plan covering substantially all of its full-time employees. Under this plan, participants may elect to defer up to 10 percent of their salaries and the Bank may match 50 percent of the employees' deferrals to a maximum of three percent. The Bank contributions for 1995, 1994 and 1993 amounted to $107,000, $103,000 and $90,000, respectively.

The Bank has an Employee Stock Ownership Plan (ESOP) covering substantially all of its full-time employees. At December 31, 1995 the plan had no indebtedness and held 226,643 shares of stock allocated and voted on by employees. The amount of the annual contribution to the ESOP is determined by the Board of Directors. The contributions for 1995, 1994, and 1993 amounted to $129,000, $123,000 and $115,000, respectively.

The Bank has agreements with certain officers to provide benefits upon death prior to retirement which are funded with life insurance contracts. The financial statement impact from these arrangements is not material.

Note 13 - Long-Term Incentive Plan

The Corporation has a long-term incentive plan granting certain officers stock options and tandem stock appreciation rights. All options and rights under the plan have been granted. The right to exercise the stock options and related stock appreciation rights vest over a five year period and expire ten years and one day from the date of grant. As of December 31, 1995, 169,473 stock options and 81,299 stock appreciation rights were vested. The expense related to the tandem stock appreciation rights for 1995, 1994 and 1993 amounted to $798,000, $100,000 and $520,000, respectively.
The following is a summary of stock options and rights, granted and exercised, for the years presented, restated for all stock dividends and splits.

-------------------------------------------------------------------------
                                  Options/Rights
                                  --------------
                                  Exercise Price      Stock  Appreciation
                                       Per Share    Options        Rights
-------------------------------------------------------------------------
Outstanding - December 31, 1992  $ 7.62 - $16.18    208,541       100,832

  Granted in 1993                          18.36      6,875           ---
  Exercised in 1993                         7.62     (4,137)       (2,069)
-------------------------------------------------------------------------
Outstanding - December 31, 1993    7.62 -  16.18    211,279        98,763

  Exercised in 1994                         7.62     (6,250)       (3,125)
-------------------------------------------------------------------------
Outstanding - December 31, 1994    7.62 -  16.18    205,029        95,638

  Exercised in 1995                         7.62    (14,563)       (7,280)
-------------------------------------------------------------------------
Outstanding - December 31, 1995  $ 7.62 - $18.36    190,466        88,358
-------------------------------------------------------------------------

Note 14 - Related Party Transactions

Certain directors and executive officers of the Corporation and the Bank (including family members, affiliates, and companies in which they are principal owners) had loans outstanding with the Bank in the ordinary course of business. A summary of the aggregate loans outstanding which exceeded $60,000 to these individuals follows:

-------------------------------------------------------
(In Thousands)
-------------------------------------------------------
Balance at December 31, 1994                    $ 3,551
New loans                                         3,238
Payments                                         (1,726)
Other changes                                      (412)
                                                -------
  Balance at December 31, 1995                  $ 4,651
                                                =======
-------------------------------------------------------



Note 15 - Restrictions on Subsidiary Retained Earnings

Regulations issued by the Office of the Comptroller of the Currency limit the amount of dividends that the Bank may declare to the Corporation. The regulations specify the amount to be the sum of the current year's "net profit" and "retained net profits" for the previous two years, as defined in the regulations. The aggregate amount of cash dividends which may be paid to the Corporation by the Bank in 1996 approximates $4,831,000 plus current 1996 net profits.

Dividends paid to the Corporation by the Bank amounted to $1,700,000 in 1995, $1,564,000 in 1994 and $1,432,000 in 1993.

Note 16 - Off-Balance Sheet Financial Instruments

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to make loans and unused lines of credit. The Bank's exposure to credit loss is the contractual amount of these instruments, assuming the amounts are fully advanced and collateral or other security is of no value. Collateral for loans and letters of credit is usually in the form of cash, inventory, securities or other real and personal property. The Bank's policy is to require suitable collateral to be provided prior to the disbursement of funds. The following is a summary of commitments as of December 31:

------------------------------------------------------------------
(In Thousands)                                  1995          1994
------------------------------------------------------------------
Commitments to make loans                    $22,712       $14,202
Unused lines of credit                        35,313        33,252
Standby letters of credit                      1,707         1,801
------------------------------------------------------------------

At December 31, 1995 and 1994, commitments to make loans included
$5.8 million and $4.8 million, respectively, of primarily variable rate commercial loans. These commitments generally have fixed termination dates of 90 days or less and may require payment of a fee. Commitments to make loans also include primarily fixed rate mortgage loans of $11.3 million and $6.0 million at December 31, 1995 and 1994, respectively, which are intended for sale in the secondary market upon closing. Other commitments include variable rate mortgage loans of $4.5 million and $2.0 million at December 31, 1995 and 1994, respectively.


Note 17 - Shareholder Rights Plan

In December 1990, the Corporation's Board of Directors adopted a Shareholder Rights Plan which is designed to protect shareholders against unsolicited attempts to acquire control of the Corporation in a manner that does not offer a fair price to all shareholders.
The Corporation has reserved 500,000 shares of preferred stock for issuance as Series A Junior Participating Preferred Stock upon the exercise of certain preferred stock purchase rights issued to holders of and in tandem with shares of the common stock. The description and terms of the rights are set forth in a Rights Agreement dated December 19, 1990 between the Corporation and the Bank as Rights Agent.

Generally, in the event a person or group acquires or announces a tender offer which could result in ownership of 20 percent or more of the Corporation's common stock, and the acquiror engages in certain business transactions involving the Corporation as specified in the Rights Agreement, each right, other than those held by the acquiror, shall entitle the holder thereof to acquire common stock or other securities having a market value of twice the $50 per right exercise price.

The Corporation may redeem the rights at a price of one cent per right at anytime until 20 days after a 20 percent position has been acquired.

Note 18 - Fair Value Disclosure

The following methods and assumptions were used by the Bank in estimating fair values of financial instruments as disclosed herein.

  Short-term financial instruments: For these instruments, the carrying value is deemed a reasonable estimate of fair value due to the relatively short period to maturity of the instruments. This approach applies to cash and cash equivalents and accrued interest receivable and payable.
  Securities held to maturity and available for sale: Fair values for securities is based on quoted market prices.
  Loans: Fair value for certain homogeneous categories of loans, such as some residential mortgages, is estimated using quoted market prices for similar loans, adjusted for differences in loan characteristics. The fair values of other types of loans are estimated by discounting future cash flows, including estimates of prepayments, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
  Deposits: The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The value of long-term relationships with depositors is not taken into account in estimating the fair value disclosures.
  Short-term borrowings: The carrying amounts of federal funds purchased, and other short-term borrowings maturing within 90 days approximate their fair value.
  Federal Home Loan Bank advances: The fair values of the Bank's long-term debt are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.
  Off-balance sheet instruments: Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

The estimated fair values of the Corporation's financial instruments were as follows at December 31:

                                     1995                1994
--------------------------------------------------------------------
                              Carrying      Fair  Carrying      Fair
(In Thousands)                  Amount     Value    Amount     Value
--------------------------------------------------------------------
Financial assets
  Cash and cash equivalents    $21,858   $21,858   $21,627   $21,627
  Securities
    Available for sale          47,829    47,829    31,332    31,332
    Held to maturity            36,483    36,946    32,899    32,220
  Loans net of allowance       255,902   259,016   240,683   238,878
  Accrued interest receivable    2,622     2,622     2,215     2,215

Financial liabilities
  Deposits                     319,540   322,431   297,989   297,927
  Federal Home Loan
    Bank advances               17,000    17,094     8,000     7,737
  Accrued interest payable       1,033     1,033       822       822
--------------------------------------------------------------------
The fair value of off-balance sheet instruments at December 31, 1995 and 1994 is not material.


Note 19 - Regulatory Capital

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The regulations require the Corporation to meet specific capital adequacy guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. To be considered adequately capitalized, as defined under the regulatory framework for prompt corrective action, the Corporation must maintain minimum tier 1 leverage, tier 1 risk-based and total risk-based ratios as set forth in the table below. As shown, the Corporation's capital ratios are significantly above the well-capitalized standards.

-------------------------------------------------------------------------


(In Thousands)                                          1995         1994
-------------------------------------------------------------------------
Tier 1 capital
  Shareholders' equity                               $30,005      $26,332
  Less: Goodwill                                        (437)        (477)
    Unrealized (gains) and losses                       (334)         511
                                                     -------      -------
  Total tier 1 capital                                29,234       26,366
Tier 2 capital                                         3,200        2,900
                                                     -------      -------
  Total qualifying capital                           $32,434      $29,266
                                                     =======      =======

Risk-weighted assets                                $260,163     $243,591
Average quarterly assets                             362,767      332,947

--------------------------------------------------------------------------
                               Adequately / Well
                             ---------------------
                             Capitalized Standards      1995         1994
--------------------------------------------------------------------------
Risk-based ratios
Tier 1 leverage ratio              4%        5%         8.06%        7.93%
Tier 1 risk-based capital          4         6         11.24        10.82
Total risk-based capital           8        10         12.47        12.01
-------------------------------------------------------------------------

Note 20 - Empire Banc Corporation
(Parent Company Only)
Condensed Financial Statements


Presented below are condensed financial statements for the parent company:

Condensed Balance Sheet
-----------------------------------------------------------------
                                                    December 31
(In Thousands)                                    1995       1994
-----------------------------------------------------------------
Assets
  Cash and due from banks                      $   865    $   561
  Investment in subsidiary                      29,234     25,860
  Other assets                                     304        321
                                               -------    -------
    Total Assets                               $30,403    $26,742
                                               =======    =======
Liabilities and shareholders' equity
  Other liabilities                            $   398    $   410
  Shareholders' equity                          30,005     26,332
                                               -------    -------
    Total Liabilities and
      Shareholders' Equity                     $30,403    $26,742
                                               =======    =======


Condensed Statement of Income
-----------------------------------------------------------------
                                        Year Ended December 31
(In Thousands)                        1995        1994       1993
-----------------------------------------------------------------
Dividends from subsidiary         $  1,700    $  1,564   $  1,432
Net expense                            126         169        147
                                  --------    --------   --------
Income before Federal Income Taxes
  and Equity in Undistributed
  Net Income of Subsidiary           1,574       1,395      1,285
Federal income tax benefit              43          57         50
                                  --------    --------   --------
  Income before Equity in
    Undistributed Net Income of
      Subsidiary                     1,617       1,452      1,335

Equity in undistributed net
  income of subsidiary               2,529       2,302      2,072
                                  --------    --------   --------
    Net Income                    $  4,146    $  3,754   $  3,407
                                  ========    ========   ========

Note 20 - Empire Banc Corporation
(Parent Company Only)
Condensed Financial Statements (continued)

Condensed Statement of Cash Flows
----------------------------------------------------------------------
                                             Year Ended December 31
(In Thousands)                            1995        1994        1993
----------------------------------------------------------------------
Cash flow from operating activities
Net income                             $ 4,146     $ 3,754     $ 3,407
Adjustments to reconcile net
  income to net cash from
    operating activities:
Amortization                                22          22          22
Change in income taxes payable              21         (89)          6
Subsidiary net income                   (4,229)     (3,866)     (3,504)
Change in other assets/liabilities         (11)         (1)         (2)
                                       -------     -------     -------
  Net Cash from Operating Activities       (51)       (180)        (71)

Cash flow from investing activities
  Subsidiary dividends received          1,700       1,564       1,432
  Purchase of securities                    --          --        (224)
Cash flow from financing activities
  Dividends paid                        (1,698)     (1,302)     (1,113)
  Issuance of common stock                 353          84          48
                                       -------     -------     -------
    Net Change in Cash and
      Cash Equivalents                     304         166          72

Cash and cash equivalents:
  Beginning of year                        561         395         323
                                       -------     -------     -------
  End of year                          $   865     $   561     $   395
                                       =======     =======     =======
----------------------------------------------------------------------

Independent Auditor's Report


CROWE CHIZEK



To the Shareholders and
Board of Directors
Empire Banc Corporation
Traverse City, Michigan


We have audited the accompanying consolidated balance sheet of Empire Banc Corporation as of December 31, 1995 and 1994 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire Banc Corporation as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Corporation changed its methods of accounting for mortgage servicing rights and impaired loans in 1995, securities in 1994, and income taxes in 1993, all to conform to new accounting standards.



/s/ Crowe, Chizek and Company LLP
---------------------------------
Crowe, Chizek and Company LLP

Grand Rapids, Michigan
January 18, 1996

Quarterly Financial Data
Empire Banc Corporation

The following is a summary of selected quarterly results of operations for the years ended December 31, 1995 and 1994.

-----------------------------------------------------------------------
(In Thousands,                                    Quarter
 Except Share Data)                 First    Second     Third    Fourth
-----------------------------------------------------------------------

1995
Net interest income                $3,605    $3,709    $3,918    $4,143
Provision for loan losses             241       118       266       120
Non-interest income                 1,159     1,188     1,339     1,331
Non-interest expense                3,155     3,334     3,414     3,591
Income before income taxes          1,368     1,445     1,577     1,763
Net income                            923       973     1,062     1,188

Earnings per share                    .53       .56       .60       .67
-----------------------------------------------------------------------

1994
Net interest income                $3,119    $3,436    $3,588    $3,646
Provision for loan losses              61       244       268       223
Non-interest income                 1,291     1,188     1,192     1,172
Non-interest expense                3,104     3,061     3,082     2,994
Income before income taxes          1,245     1,319     1,430     1,601
Net income                            845       886       955     1,068

Earnings per share                    .49       .50       .55       .61
-----------------------------------------------------------------------
Per share amounts have been adjusted for stock dividends.

Item 9 - Changes in and disagreements with Accountants on Accounting and Financial Disclosure.

         None


PART III

The information called for by the items within this part is included in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 1996, to be filed with the Commission, and is incorporated herein by reference, as follows:

                                                   Pages in 1996
                                                 Proxy Statement


Item 10.  Directors and Executive Officers
          of the Registrant                           2-4, 11
          In addition, the information set
          forth on page 6 of Part I of this
          Form 10-K, is incorporated herein
          by reference.

Item 11.  Executive Compensation                          6-8
          The information under the captions
          "Compensation Committee Report on
          Executive Compensation" and "Performance
          Graph" is not incorporated herein.

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                           2-4

Item 13.  Certain Relationships and Related
          Transactions:                                    11
          The information appearing in Note 14 of
          the Notes to Consolidated Financial
          Statements of this Form 10-K, is also
          incorporated herein by reference in
          response to this Item.


PART IV
ITEM 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) The following documents are filed as part of this report:
       1.  The following financial statements of the Registrant and related items are included in this report on the pages
           indicated:
                                                    Page(s)
                                                    -------
           Consolidated Balance Sheet                  26
           Consolidated Statement of Income            27
           Consolidated Statement of Cash Flows     28-29
           Consolidated Statement of Changes
             in Shareholders' Equity                   30
           Notes to Consolidated Financial
             Statements                             31-55
           Independent Auditor's Report                56

       2. All financial statement schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
       3.  The following exhibits are required for this Report by Item
           601 of Regulation S-K.

           (2) Plan of acquisition, reorganization, arrangement, liquidation or succession. Not applicable.

           (3a) Articles of Incorporation.  Previously filed as Exhibit
                B to Registrant's definitive Proxy Statement filed March
                27, 1994 in connection with the Registrant's 1994 annual meeting of shareholders and incorporated herein by reference.
           (3b) Bylaws.  Previously filed as an exhibit to Registrant's
                Current Report on Form 8-K, dated January 26,1995 and incorporated herein by reference.

           (4) Instruments defining the rights of security holders are contained in the Articles of Incorporation
                (see Exhibit 3a),  Bylaws (see Exhibit 3b), and Rights
                Agreement dated December 19, 1990 between Registrant and the Bank as Rights Agent (previously filed as an exhibit to Registrant's Current Report on Form 8-K, dated
                December 19, 1990 and incorporated herein by reference).

           (9) Voting Trust Agreement dated June 1, 1990 with respect to the Registrant's common stock (previously filed as an exhibit to the Registrant's Annual Report on Form
                10-K for the year ended December 31, 1990 and incorporated herein by reference).

          (10) Material Contracts. * denotes executive compensation plans and arrangements in which the Registrant's executive officers participate.

                (10a) * Form of management continuity agreement (with amendment) entered into and between the Registrant and each of six executive officers (previously filed as Exhibit (10a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

                (10b) * Empire Banc Corporation Stock Option Plan, as amended to date (previously filed as Exhibit (10b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

                (10c) * Empire National Bank Supplemental Executive
                Retirement Plan (previously filed as Exhibit (10c) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

                (10d) Empire Banc Corporation Directors' Deferred
                Compensation and Stock Investment Plan is filed herewith.

                (10e)  Empire Banc Corporation Directors' Fee Deferral
                Plan is filed herewith.

           (11) Statement re computation of per share earnings.
                Not applicable.

           (12) Statements re computation of ratios.  Not applicable.

           (18) Letter re change in accounting principles.  Not applicable.

           (21) Subsidiaries of Registrant. The Bank is the only subsidiary of the Registrant.

           (22) Published report regarding matters submitted to vote of security holders. Not applicable.

           (23) Consent of Crowe, Chizek and Company LLP.

           (24) Power of attorney.  Not applicable.

           (27) Financial Data Schedule

           (28) Information from reports furnished to state insurance regulatory authorities. Not applicable.

           (99) Additional exhibits.  Not applicable.

    (b)  Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended
         December 31, 1995.

      SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 1996.

                                           EMPIRE BANC CORPORATION
                                           -----------------------
                                                (Registrant)

                                           /s/ James E. Dutmers, Jr.
                                           -------------------------
                                           James E. Dutmers, Jr.
                                           Chairman and Chief
                                           Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the registrant and in the capacities indicated on March 20, 1996.

       /s/ James E. Dutmers, Jr.            /s/ Robert L. Israel
      -----------------------------        -----------------------------
      James E. Dutmers, Jr.                Robert L. Israel
      Director and Chief Executive         Director
      Officer (principal executive
      officer)

      /s/ William T. Fitzgerald, Jr.
      ------------------------------       -----------------------------
      William T. Fitzgerald, Jr.           John R. Anderson
      Chief Financial Officer              Director
      (principal financial and
       accounting officer)
                                             /s/ Don A. Good, M.D.
      -----------------------------        -----------------------------
      Michael H. Dennos                    Don A. Good, M.D.
      Director                             Director

       /s/ Deborah J. Knudsen               /s/ William K. Kurtz
      -----------------------------        -----------------------------
      Deborah J. Knudsen                   William K. Kurtz
      Director                             Director

       /s/ Thomas G. McIntyre               /s/ Ronald G. Reffitt, Sr.
      -----------------------------        -----------------------------
      Thomas G. McIntyre                   Ronald G. Reffitt, Sr.
      Director                             Director

                                            /s/ Laurence P. Skendzel, M.D.
      -----------------------------        ------------------------------
      John M. Rockwood, Jr.                Laurence P. Skendzel, M.D.
      Director                             Director

       /s/ Louis A. Smith
      -----------------------------        -----------------------------
      Louis A. Smith
      Director

EXHIBIT INDEX


Exhibit
-----------------------------------------------------------
  10d      Empire Banc Corporation Directors'
           Deferred Compensation and Stock
           Investment Plan

  10e      Empire Banc Corporation Directors'
           Fee Deferral Plan

  23       Consent of Crowe Chizek and Company

  27       Financial Data Schedule


