Form 10-Q
period 1996-03-31
EMPIRE BANC CORP
filed 1996-05-14
CIK 810830

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                   ----------------------------------

                                 FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended March 31, 1996.

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

                      Yes  X                       No

The number of shares outstanding of each of the issuer's classes of common stock was 1,649,093 shares of common stock, par value $5, outstanding as of March 31, 1996.

EMPIRE BANC CORPORATION
CONSOLIDATED BALANCE SHEET

(In thousands, except share data)                      March 31   December 31   March 31
                                                           1996          1995       1995
ASSETS
Cash and due from banks                                $ 11,276      $ 13,858   $ 11,628
Federal funds sold                                        9,100         8,000     15,800
                                                       --------      --------   --------
  Cash and cash equivalents                              20,376        21,858     27,428
Investment securities
 Available for sale - (fair value)                       34,641        29,579     23,219
 Held to maturity                                        33,496        36,483     33,059
  (fair value: 1996-$33,685,
   $36,946 and $32,817 in 1995)
 Mortgage-backed securities
  Available for sale - (fair value)                      18,223        18,250      8,982
  Held to maturity (fair value: 3/31/95-$761)                --            --        771
Loans                                                   256,176       259,102    243,456
 Less: allowance for loan losses                         (3,300)       (3,200)    (2,975)
- ----------------------------------------------------------------------------------------
          Net loans                                     252,876       255,902    240,481
- ----------------------------------------------------------------------------------------
Premises and equipment, net                               3,707         3,623      3,851
Other real estate                                            49           280         70
Accrued interest receivable and other assets              6,952         6,451      6,374
- ----------------------------------------------------------------------------------------
          Total assets                                 $370,320      $372,426   $344,235
========================================================================================
LIABILITIES
Deposits
 Non-interest-bearing                                  $ 40,902      $ 46,702   $ 39,427
 Interest-bearing                                       275,667       272,838    261,194
- ----------------------------------------------------------------------------------------
          Total deposits                                316,569       319,540    300,621
- ----------------------------------------------------------------------------------------
Federal Home Loan Bank advances                          17,000        17,000     12,000
Accrued expense and other liabilities                     6,477         5,881      4,432
                                                       --------      --------   --------
          Total liabilities                             340,046       342,421    317,053
- ----------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock-$1 par value,
 2,000,000 shares authorized, none outstanding
Common stock-$5 par value, 5,000,000 shares authorized,
 shares outstanding: 3/31/96- 1,649,093; 12/31/95-
 1,648,767; 3/31/95- 1,304,302                            8,246         8,244      6,521
Paid-in-capital                                           9,381         9,377      9,098
Retained earnings                                        12,598        12,050     11,756
Net unrealized gain (loss) on securities, net of tax         49           334       (193)
                                                       --------      --------   --------
          Total shareholders' equity                     30,274        30,005     27,182
- ----------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity   $370,320      $372,426   $344,235
========================================================================================
See notes to consolidated financial statements.

EMPIRE BANC CORPORATION
CONSOLIDATED STATEMENT OF INCOME

(In thousands, except share data)                 Year to Date
                                                    March 31
                                                1996        1995
INTEREST INCOME
 Loans, including fees                       $ 6,122     $ 5,652
 Taxable securities
  Available for sale                             772         461
  Held to maturity                               458         418
 Tax-exempt securities-held to maturity           60          49
 Federal funds sold                               66         112
- ----------------------------------------------------------------
       Total interest income                   7,478       6,692
- ----------------------------------------------------------------
INTEREST EXPENSE
 Deposits                                      3,189       2,929
 Federal funds purchased                          20           1
 Federal Home Loan Bank advances                 241         157
                                              ------      ------
       Total interest expense                  3,450       3,087
- ----------------------------------------------------------------
       Net interest income                     4,028       3,605
- ----------------------------------------------------------------
Provision for loan losses                        251         241
       Net interest income after              ------      ------
       provision for loan losses               3,777       3,364

NON-INTEREST INCOME
 Mortgage sales and servicing                    316         209
 Service charges on deposit accounts             305         325
 Trust income                                    522         448
 Other service charges and fees                  114          87
 Other income                                    102          90
 Security gains(losses)                           --          --
                                              ------      ------
       Total non-interest income               1,359       1,159
                                              ------      ------
NON-INTEREST EXPENSE
 Salaries and employee benefits                2,154       1,724
 Occupancy                                       263         249
 Furniture and equipment                         220         211
 Other                                           945         971
                                              ------      ------
       Total non-interest expense              3,582       3,155
                                              ------      ------
       Income before federal income taxes      1,554       1,368
Federal income taxes                             511         445
- ----------------------------------------------------------------
       Net income                            $ 1,043     $   923
================================================================
Earnings per share                           $   .59     $   .53
Average shares outstanding                 1,772,327   1,740,079

See notes to consolidated financial statements.

EMPIRE BANC CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)                                                      Quarter Ended March 31
                                                                       1996           1995
OPERATING ACTIVITIES
Net income                                                          $ 1,043        $   923
Adjustments to reconcile net income to net
  cash from operating activities:
 Depreciation and amortization                                          198            192
 Provision for loan losses                                              251            241
 Net (increase) in mortgages held for sale                             (812)           (61)
 Net amortization/accretion on securities                               120            127
 Change in:
  Interest receivable                                                  (292)           (63)
  Interest payable                                                       80             78
  Other, net                                                            684           (219)
                                                                     ------         ------
  Total adjustments                                                     229            295
- ------------------------------------------------------------------------------------------
          Net cash from operating activities                          1,272          1,218
- ------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Securities available for sale:
  Proceeds from maturities                                            5,265          3,138
  Purchases                                                         (10,803)        (3,582)
 Securities held to maturity:
  Proceeds from maturities                                            3,500          3,462
  Purchases                                                            (561)        (4,463)
 Loans granted net of repayments                                      3,587             22
 Premises and equipment expenditures                                   (282)          (104)
- ------------------------------------------------------------------------------------------
          Net cash from investing activities                            706         (1,527)
- ------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Net increase in deposits                                            (2,971)         2,632
 Cash dividends paid                                                   (495)          (522)
 Federal Home Loan Bank advances                                         --          4,000
 Issuance of common stock                                                 6             --
- ------------------------------------------------------------------------------------------
          Net cash from financing activities                         (3,460)         6,110
- ------------------------------------------------------------------------------------------
          Net change in cash and cash equivalents                    (1,482)         5,801
- -------------------------------------------------------------------------------------------
Cash and cash equivalents
 Beginning of year                                                   21,858         21,627
                                                                    -------        -------
 End of period                                                      $20,376        $27,428
==========================================================================================
Cash paid during the year for:  Interest                            $ 3,370        $ 3,008
                                Income taxes                             --             --
- ------------------------------------------------------------------------------------------
See notes to consolidated financial statements.


EMPIRE BANC CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

- -------------------------------------------------------------------------------------------
(In thousands)                                                         1996           1995
- -------------------------------------------------------------------------------------------

Balance January 1                                                   $30,005        $26,332
Net income                                                            1,043            923
Common stock issued                                                       6             --
Dividends declared                                                     (495)          (391)
Net change in security valuation                                       (285)           318
- -------------------------------------------------------------------------------------------
          Balance March 31                                          $30,274        $27,182
- -------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE-1 The consolidated financial statements include the accounts of Empire Banc Corporation and its wholly-owned subsidiary, Empire National Bank, after elimination of significant inter-company transactions and accounts. The statements have been prepared by management without audit by independent certified public accountants. However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Empire Banc Corporation's Form 10-K for the year ended December 31, 1995.

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

NOTE-3 During the three month period ended March 31, 1996, there were no sales or transfers of available-for-sale or held-to-maturity securities. The change in net unrealized holding gains or losses on available-for-sale securities for the current quarter is $285,000.

NET INTEREST INCOME
AVERAGE BALANCES, INTEREST INCOME/EXPENSE, AVERAGE RATES

Quarter Ending March 31,               1996                              1995
                            ---------------------------      -----------------------------
                             Average                            Average
(Fully taxable equivalent,   Balance  Interest    Rate          Balance  Interest     Rate
in thousands)               ---------------------------      -----------------------------
ASSETS
Loans, including fees*,**   $255,638  $  6,126    9.64%        $243,156  $  5,655     9.43%

Securities - taxable          81,142     1,230    6.07           64,029       879     5.49
           - tax-exempt*       4,647        86    7.44            3,257        71     8.78
                            --------  --------                 --------   -------
    Total securities          85,789     1,316    6.07           67,286       950     5.65

Federal funds sold             4,927        66    5.25            7,853       113     5.75
                            --------  --------                 --------   -------
    Total earning assets/
    interest income          346,354     7,508    8.86          318,295     6,718     8.56

Cash and due from banks       11,623                             11,252
Other assets                   9,294                              9,219
                            --------                           --------
    Total assets            $367,271                           $338,676
                            ========                           ========
LIABILITIES AND EQUITY
CDs over $100,000           $ 11,308       164    5.73         $ 13,790       199     5.85
Savings & interest checking   60,380       326    2.17           60,750       340     2.27
Money market deposits         75,150       785    4.20           68,530       747     4.42
Consumer CDs                 126,494     1,914    6.09          115,126     1,643     5.79
                            --------    ------                 --------    ------
    Total                    273,332     3,189    4.69          258,196     2,929     4.60
Federal funds purchased        1,392        20    5.77               --        --
FHLB advances                 15,846       241    6.11            9,460       158     6.78
                            --------    ------                 --------    ------
    Total interest-bearing
    funds/interest expense   290,570     3,450    4.78          267,656     3,087     4.68
                            --------    ------                 --------    ------
Demand deposits               40,712                             39,990
Other liabilities              5,633                              4,384
Shareholders' equity          30,356                             26,646
                            --------                           --------
    Total                   $367,271                           $338,676
                            ========                           ========
Net interest spread (FTE)                         4.08%                               3.88%
                                                  ====                                ====
Net interest income (FTE)               $4,058                             $3,631
                                        ======                             ======
Net interest margin (FTE)                         4.71%                               4.63%
                                                  ====                                ====

 * Interest income on tax-exempt securities and certain tax-exempt loans have been adjusted to tax-equivalent basis.
** Non-accrual loans are excluded.


EMPIRE BANC CORPORATION
FINANCIAL REVIEW

FIRST QUARTER 1996
COMPARED WITH
FIRST QUARTER 1995


SUMMARY

Empire Banc Corporation's first quarter earnings were $1,043,000, a 13% increase over 1995 first quarter results. Earnings per share increased from $.53 per share in 1995 to $.59 in 1996. The return on assets was 1.14% for the quarter versus 1.09% in 1995. The return on equity was 13.75% compared to 13.86% in the prior year quarter.

The current year's results reflect the impact of an increase of nearly 12% in net interest income, attributable to an 8% increase in average earning assets and an improved net interest margin. Total loans and deposits have increased over 5% to $256 million and $317 million, respectively. Non-interest income increased 17% in the quarter-to-quarter comparison, with substantial increases in mortgage and trust operations, while non-interest expense increased 13%.

Asset quality remained strong during the first quarter of 1996. Non-performing assets have decreased 36% and were .59% of total loans compared to .97% one year ago and .68% at year-end. The provision for loan losses and net charge-offs for the quarter were comparable to those for the same period in 1995. The allowance for loan losses increased $325,000 over the last twelve months and was 1.29% of total loans as of March 31, 1996 compared to 1.22 percent one year ago and 1.24% at year-end.

Total shareholders' equity increased over 11% during the last twelve months to $30.3 million improving book value per share to $18.36 from the $16.67 at March 31, 1995. Per share cash dividends increased 25% from a year ago and the risk-based capital ratio increased to 12.9% from 12.3% last year at March 31.

NET INTEREST INCOME
- -----------------------------------------------------------------
                                                 Quarter Ending
                                                    March 31
                                                1996        1995
- -----------------------------------------------------------------
Interest income                                $7,478      $6,692
Taxable equivalent adjustment                      30          26
                                               ------      ------
   Interest income (FTE)                        7,508       6,718
 Interest expense                               3,450       3,087
                                               ------      ------
   Net interest income (FTE)                   $4,058      $3,631
                                               ======      ======
Increase (decrease) due to change in:
    Volume                                     $  247      $  362
    Rate                                          180         115
                                               ------      ------
    Total                                      $  427      $  477
                                               ======      ======
- -----------------------------------------------------------------

First quarter net interest income on a fully taxable equivalent ("FTE") basis was $4.1 million, an 11.8% increase from the $3.6 million earned in the year ago quarter. Average earning assets increased 8.9% or $28.1 million while net interest margin, the other principal determinant of net interest income, increased from 4.63% to 4.71% in the current quarter.

Average loans increased $12.5 million or 5.19%, to $255.6 million for the current quarter. Growth in the commercial portfolio of 8.8% or $9.4 million, and mortgage portfolio growth of 15% or $8.5 million was offset by a decline in average consumer loans of 6.9% or $5.4 million. The average rate earned on the loan portfolio improved 21 basis points ("bp") to average 9.64% in the current quarter.

The security portfolio grew $18.5 million or 27.5% in the quarter to quarter comparison while the rate earned increased 42 bp to average 6.07% for the quarter. Average overnight funds sold decreased $2.9 million or 37.3% and the rate earned declined 50 bp from the prior year's first quarter.

Incremental funding for the earning asset growth came mainly from the $22.9 million or 8.6% growth in interest bearing funds. Certificates of deposits grew $11.4 million, money market accounts were up $6.6 million and Federal Home Loan Bank advances increased $6.4 million. The average rate paid on interest bearing funds increased 10 bp to 4.78% for the first quarter of 1996. Non-interest bearing funds supporting earning assets increased 10.2% or $5.4 million compared to the first quarter of 1995.

NON-INTEREST INCOME                              Quarter Ending
                                                    March 31
                                              Increase (decrease)
                                                Amount          %
- -----------------------------------------------------------------
(In thousands)
Mortgage sales and servicing                   $  107         51%
Service charges on deposit accounts               (20)        (6)
Trust income                                       74         17
Other service charges and fees                     27         31
Other income                                       12         13
                                               ------       ----
                                               $  200         17%
                                               ======       ====

Non-interest income for the first quarter totaled $1.4 million, a $200,000 or 17% increase from the first quarter of 1995. Mortgage sales and servicing income increased 51% from the prior year fueled by additional income recognized on the capitalization of loan servicing rights. Income from trust activities continued its steady growth pattern, with a 17% increase in fee income in the quarter to quarter comparison.


NON-INTEREST EXPENSE                              Quarter Ending
                                                     March 31
                                               Increase (decrease)
                                                 Amount        %
- ---------------------------------------------------------------
(In thousands)
Salaries and employee benefits                  $  430       25%
Occupancy                                           14        6
Furniture and equipment                              9        4
Other                                              (26)      (3)
                                                ------     ----
                                                $  427       14%
                                                ======     ====

Non-interest expenses for the first quarter totaled $3.6 million, an increase of $427,000, or 14%, from the first quarter of 1995. Personnel expense increased $430,000 or 25% reflecting increased benefit costs related to the rise in the Corporation's stock price. Occupancy and equipment expenditures showed modest increased cost in comparing the two periods. The decrease in other expense was principally influenced by the reduction in the FDIC insurance assessment.

ASSET QUALITY


NON-PERFORMING ASSETS
                                                  3/31/96         12/31/95        3/31/95
                                                  -------         --------        -------
(In thousands)
Non-accrual loans                                  $  862           $  867         $1,484
Renegotiated loans                                    604              606            804
                                                   ------           ------         ------
  Total non-performing loans                        1,466            1,473          2,288

Other real estate                                      49              280             70
                                                   ------           ------         ------
  Total non-performing assets                      $1,515           $1,753         $2,358
                                                   ======           ======         ======

Non-performing assets as a percent of total loans     .59%             .68%           .97%

Accruing loans 90 days or more past due            $  110           $   72         $  123


Total non-performing assets at March 31, 1996 decreased $843,000 or 36% from March of 1995, with decreases in non-accrual and renegotiated loans of $378,000 and $200,000, respectively. Loans identified as potential problem loans totaled $3,406,000 at March 31, 1996, $3,213,000 at December 31, 1995 and $2,468,000 at March 31, 1995.


ALLOWANCE FOR LOAN LOSSES
                                                 Quarter Ending
                                                     March 31
                                                  1996     1995
- -----------------------------------------------------------------------------
(In thousands)
Balance, beginning of period                   $ 3,200  $ 2,900

Charge-offs                                        187      207
Recoveries                                          36       41
                                               -------  -------
Net charge-offs                                    151      166
Provision charged to operations                    251      241
                                               -------  -------
Balance, March 31                              $ 3,300  $ 2,975
                                               =======  =======

- -------------------------------------------------------------------------------------------

                                                        3/31/96      12/31/95      3/31/95
                                                        -------      --------      -------
Net loan losses as a percent of average loans               .23%          .18%         .27%

Allowance for loan losses as a percent of end
  of period loans                                          1.29%         1.24%        1.22%
- -------------------------------------------------------------------------------------------

For the current quarter, net charge-offs and the provision for loan losses are comparable to those of the same period in 1995. The allowance for loan losses has increased $325,000 over the last twelve months and was 1.29% of total loans as of March 31, 1996 compared to 1.22% one year ago.

Under accounting guidance regarding impared loans, at March 31, 1996 there was $1.53 million outstanding in impaired loans with $1.29 million for which an allowance for credit losses is allocated. Impaired loans totaled $1.43 million and $1.77 million at December 31, 1995 and March 31, 1995, respectively.

INVESTMENT SECURITIES

The following is a summary of investment securities, held-to-maturity and available-for-sale, at March 31, 1996.

Held-to-maturity
                                                                Unrealized
                                                  Cost        Gain      Loss    Fair Value
- ------------------------------------------------------------------------------------------
US Government and agency                       $20,503       $ 130     $  12       $20,621
State and municipal                              5,723          77        22         5,778
Other                                            7,270          37        21         7,286
                                               -------       -----     -----       -------
          Total                                $33,496       $ 244     $  55       $33,685
                                               =======       =====     =====       =======



Available-for-sale
                                                                Unrealized
                                                  Cost        Gain      Loss    Fair Value
- ------------------------------------------------------------------------------------------
US Government and agency                       $32,252       $ 146     $ 185       $32,213
Other                                            3,329          99        --         2,428
                                               -------        ----     -----       -------

          Total                                $35,581       $ 245     $ 185       $34,641
                                               =======       =====     =====       =======

Mortgage-backed                                $18,206       $ 120     $ 103       $18,223
                                               =======       =====     =====       =======



SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

Total equity at March 31, 1996 was $30.3 million, compared to $30.0 million and $27.2 million at December 31, 1995 and March 31, 1995, respectively. The Corporation declared $495,000, or $.30 per share, in dividends for the first quarter of 1996 as compared to $391,000, or $.24 per share in the first quarter of 1995.


The following is a summary of risk-based capital ratios:

                                                  3/31/96         12/31/95        3/31/95
                                                 --------         --------       --------
Tier 1 capital                                   $ 29,798         $ 29,234       $ 26,908
Tier 2 capital                                      3,188            3,200          2,975
                                                 --------         --------       --------
  Total qualifying capital                       $ 32,986         $ 32,434       $ 29,883
                                                 ========         ========       ========

Risk adjusted assets                             $255,041         $260,163       $242,719
                                                 ========         ========       ========


Tier 1 leverage ratio                                8.12%            8.06%          7.94%
Tier 1 risk-based capital                           11.68%           11.24%         11.09%
Total risk-based capital                            12.93%           12.47%         12.31%

Risk-based capital ratios improved during the quarter ended March 31, 1996 and continue to be well above the guidelines established for well-capitalized institutions, which is the highest capital standard. Total risk-based capital reached 12.9% at March 31, 1996 compared to the 12.3% at March 31, 1995.























(PAGE>  14
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



                                   EMPIRE BANC CORPORATION
                                   -----------------------
                                        (Registrant)

Date:  May 13, 1996
                                   \s\ James E. Dutmers, Jr.
                                   --------------------------------------
                                   James E. Dutmers, Jr.
                                   Chairman and Chief Executive Officer

Date:  May 13, 1996
                                   \s\ William T. Fitzgerald, Jr.
                                   --------------------------------------
                                   William T. Fitzgerald, Jr.
                                   Secretary, Treasurer & Chief Financial
                                   Officer