Form 10-Q
period 1996-06-30
EMPIRE BANC CORP
filed 1996-08-09
CIK 810830

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                   ----------------------------------

                                 FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended June 30, 1996.

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

                                 49686-2928
                                 (Zip code)

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

                      Yes  X                       No

The number of shares outstanding of each of the issuer's classes of common stock was 1,655,293 shares of common stock, par value $5, outstanding as of June 30, 1996.

EMPIRE BANC CORPORATION
CONSOLIDATED BALANCE SHEET

(In thousands, except share data)                       June 30   December 31    June 30
                                                           1996          1995       1995
ASSETS
Cash and due from banks                                $ 14,392      $ 13,858   $ 11,676
Federal funds sold                                        6,900         8,000      9,300
                                                       --------      --------   --------
  Cash and cash equivalents                              21,292        21,858     20,976
Investment securities
 Available for sale - (fair value)                       35,413        29,579     28,604
 Held to maturity                                        31,552        36,483     31,224
  (fair value: 1996-$31,630,
   $36,946 and $31,355 in 1995)
 Mortgage-backed securities
  Available for sale - (fair value)                      23,584        18,250      6,227
  Held to maturity (fair value: 6/30/95-$598)                --            --        596
Loans                                                   257,995       259,102    253,495
 Less: allowance for loan losses                         (3,375)       (3,200)    (3,000)
- ----------------------------------------------------------------------------------------
          Net loans                                     254,620       255,902    250,495
- ----------------------------------------------------------------------------------------
Premises and equipment, net                               3,859         3,623      3,789
Other real estate                                            70           280         74
Accrued interest receivable and other assets              7,278         6,451      6,081
- ----------------------------------------------------------------------------------------
          Total assets                                 $377,668      $372,426   $348,066
========================================================================================
LIABILITIES
Deposits
 Non-interest-bearing                                  $ 46,910      $ 46,702   $ 44,702
 Interest-bearing                                       276,768       272,838    259,085
- ----------------------------------------------------------------------------------------
          Total deposits                                323,678       319,540    303,787
- ----------------------------------------------------------------------------------------
Federal Home Loan Bank advances                          17,000        17,000     12,000
Accrued expense and other liabilities                     6,205         5,881      4,236
                                                       --------      --------   --------
          Total liabilities                             346,883       342,421    320,023
- ----------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock-$1 par value,
 2,000,000 shares authorized, none outstanding
Common stock-$5 par value, 5,000,000 shares authorized,
 shares outstanding: 6/30/96- 1,655,293; 12/31/95-
 1,648,767; 6/30/95- 1,304,302                            8,276         8,244      6,521
Paid-in-capital                                           9,484         9,377      9,098
Retained earnings                                        13,205        12,050     12,337
Net unrealized gain (loss) on securities, net of tax       (180)          334         87
                                                       --------      --------   --------
          Total shareholders' equity                     30,785        30,005     28,043
- ----------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity   $377,668      $372,426   $348,066
========================================================================================
See notes to consolidated financial statements.

EMPIRE BANC CORPORATION
CONSOLIDATED STATEMENT OF INCOME

(In thousands, except share data)                Quarter Ending          Year to Date
                                                    June 30                 June 30
                                                1996        1995        1996        1995
INTEREST INCOME
 Loans, including fees                     $   6,040   $   5,864   $  12,162   $  11,516
 Taxable securities
  Available for sale                             843         527       1,615         988
  Held to maturity                               426         413         884         831
 Tax-exempt securities-held to maturity           51          47         111          96
 Federal funds sold                              124         177         190         289
- ----------------------------------------------------------------------------------------
       Total interest income                   7,484       7,028      14,962      13,720
- ----------------------------------------------------------------------------------------
INTEREST EXPENSE
 Deposits                                      3,172       3,106       6,361       6,035
 Federal funds purchased                          --          --          20           1
 Federal Home Loan Bank advances                 250         213         491         370
                                              ------      ------      ------      ------
       Total interest expense                  3,422       3,319       6,872       6,406
- ----------------------------------------------------------------------------------------
       Net interest income                     4,062       3,709       8,090       7,314
- ----------------------------------------------------------------------------------------
Provision for loan losses                        210         118         461         359
       Net interest income after              ------      ------      ------       -----
       provision for loan losses               3,852       3,591       7,629       6,955

NON-INTEREST INCOME
 Mortgage sales and servicing                    337         210         653         419
 Service charges on deposit accounts             322         330         627         655
 Trust income                                    518         450       1,040         898
 Other service charges and fees                  124         111         238         198
 Other income                                     91          92         193         182
 Security gains(losses)                           --          (5)         --          (5)
                                              ------      ------      ------      ------
       Total non-interest income               1,392       1,188       2,751       2,347
                                              ------      ------      ------      ------
NON-INTEREST EXPENSE
 Salaries and employee benefits                2,156       1,844       4,310       3,568
 Occupancy                                       256         253         519         502
 Furniture and equipment                         204         214         424         425
 Other                                           975       1,023       1,920       1,994
                                              ------      ------      ------      ------
       Total non-interest expense              3,591       3,334       7,173       6,489
                                              ------      ------      ------      ------
       Income before federal income taxes      1,653       1,445       3,207       2,813
Federal income taxes                             549         472       1,060         917
- ----------------------------------------------------------------------------------------
       Net income                            $ 1,104     $   973     $ 2,147     $ 1,896
========================================================================================
Earnings per share                           $   .62     $   .56     $  1.21     $  1.09
Average shares outstanding                 1,783,565   1,746,577   1,780,128   1,743,328

See notes to consolidated financial statements.

EMPIRE BANC CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)                                                        Year to Date June 30
                                                                       1996           1995
OPERATING ACTIVITIES
Net income                                                          $ 2,147        $ 1,896
Adjustments to reconcile net income to net
  cash from operating activities:
 Depreciation and amortization                                          373            383
 Provision for loan losses                                              461            359
 Net (increase) in mortgages held for sale                           (1,825)        (1,598)
 Net loss on securities available for sale                               --              5
 Net amortization/accretion on securities                               224            237
 Change in:
  Interest receivable                                                  (186)          (133)
  Interest payable                                                        1            119
  Other, net                                                            155           (241)
                                                                     ------         ------
  Total adjustments                                                    (795)          (869)
- ------------------------------------------------------------------------------------------
          Net cash from operating activities                          1,350          1,027
- ------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Securities available for sale:
  Proceeds from sales                                                    --          3,005
  Proceeds from maturities                                           13,579          4,345
  Purchases                                                         (25,665)       (10,039)
 Securities held to maturity:
  Proceeds from maturities                                            7,800          9,824
  Purchases                                                          (2,954)        (8,892)
 Loans granted net of repayments                                      2,646         (8,573)
 Premises and equipment expenditures                                   (609)          (233)
- ------------------------------------------------------------------------------------------
          Net cash from investing activities                         (5,203)       (10,563)
- ------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Net increase in deposits                                             4,138          5,798
 Cash dividends paid                                                   (989)          (913)
 Federal Home Loan Bank advances                                         --          4,000
 Issuance of common stock                                               138             --
- ------------------------------------------------------------------------------------------
          Net cash from financing activities                          3,287          8,885
- ------------------------------------------------------------------------------------------
          Net change in cash and cash equivalents                      (566)          (651)
- ------------------------------------------------------------------------------------------
Cash and cash equivalents
 Beginning of year                                                   21,858         21,627
                                                                    -------        -------
 End of period                                                      $21,292        $20,976
==========================================================================================
Cash paid during the year for:  Interest                            $ 6,871        $ 6,286
                                Income taxes                          1,175          1,160
- ------------------------------------------------------------------------------------------
See notes to consolidated financial statements.


EMPIRE BANC CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

- -------------------------------------------------------------------------------------------
(In thousands)                                                         1996           1995
- -------------------------------------------------------------------------------------------

Balance January 1                                                   $30,005        $26,332
Net income                                                            2,147          1,896
Common stock issued                                                     138             --
Dividends declared                                                     (991)          (783)
Net change in security valuation                                       (514)           598
- -------------------------------------------------------------------------------------------
          Balance June 30                                           $30,785        $28,043
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

NOTE-3 During the six month period ended June 30, 1996, there were no sales or transfers of available-for-sale or held-to-maturity securities. The change in net unrealized holding gains or losses on available-for-sale securities for the current quarter is $229,000 and year to date is $514,000.

NET INTEREST INCOME
AVERAGE BALANCES, INTEREST INCOME/EXPENSE, AVERAGE RATES

Quarter Ending June 30,                1996                               1995
                            ---------------------------      -----------------------------
                             Average                            Average
(Fully taxable equivalent,   Balance  Interest    Rate          Balance  Interest     Rate
in thousands)               ---------------------------      -----------------------------
ASSETS
Loans, including fees*,**   $254,408  $  6,044    9.56%        $246,648  $  5,866     9.54%

Securities - taxable          82,755     1,268    6.13           65,009       941     5.79
           - tax-exempt*       4,000        75    7.52            3,096        68     8.81
                            --------  --------                 --------   -------
    Total securities          86,755     1,343    6.13           68,105     1,009     5.86

Federal funds sold             9,526       125    5.18           11,891       177     5.87
                            --------  --------                 --------   -------
    Total earning assets/
    interest income          350,689     7,512    8.62          326,644     7,052     8.66

Cash and due from banks       12,651                             11,307
Other assets                   9,055                              9,348
                            --------                           --------
    Total assets            $372,395                           $347,299
                            ========                           ========
LIABILITIES AND EQUITY
CDs over $100,000           $ 12,315       161    5.19         $  8,728       135     6.12
Savings & interest checking   60,826       330    2.18           60,123       338     2.25
Money market deposits         73,009       742    4.09           74,233       842     4.55
Consumer CDs                 128,876     1,939    6.05          120,135     1,791     5.98
                            --------    ------                 --------    ------
    Total                    275,026     3,172    4.64          263,219     3,106     4.73
Federal funds purchased           --        --      --               31         1     6.37
FHLB advances                 17,000       250    5.91           12,000       212     7.09
                            --------    ------                 --------    ------
    Total interest-bearing
    funds/interest expense   292,026     3,422    4.71          275,250     3,319     4.84
                            --------    ------                 --------    ------
Demand deposits               43,804                             39,990
Other liabilities              5,859                              4,561
Shareholders' equity          30,706                             27,498
                            --------                           --------
    Total                   $372,395                           $347,299
                            ========                           ========
Net interest spread (FTE)                         3.90%                               3.82%
                                                  ====                                ====
Net interest income (FTE)               $4,090                             $3,733
                                        ======                             ======
Net interest margin (FTE)                         4.69%                               4.58%
                                                  ====                                ====

 * Interest income on tax-exempt securities and certain tax-exempt loans have been adjusted to tax-equivalent basis.
** Non-accrual loans are excluded.


NET INTEREST INCOME
AVERAGE BALANCES, INTEREST INCOME/EXPENSE, AVERAGE RATES

Year to Date June 30,                  1996                               1995
                            ---------------------------      -----------------------------
                             Average                            Average
(Fully taxable equivalent,   Balance  Interest    Rate          Balance  Interest     Rate
in thousands)               ---------------------------      -----------------------------
ASSETS
Loans, including fees*,**   $254,931  $ 12,170    9.60%        $244,912  $ 11,522     9.49%

Securities - taxable          81,948     2,498    6.10           64,522     1,819     5.64
           - tax-exempt*       4,324       162    7.47            3,176       140     8.80
                            --------  --------                 --------   -------
    Total securities          86,272     2,660    6.10           67,698     1,959     5.79

Federal funds sold             7,227       190    5.21            9,883       289     5.82
                            --------  --------                 --------   -------
    Total earning assets/
    interest income          348,430    15,020    8.67          322,493    13,770     8.61

Cash and due from banks       12,137                             11,279
Other assets                   9,266                              9,246
                            --------                           --------
    Total assets            $369,833                           $343,018
                            ========                           ========
LIABILITIES AND EQUITY
CDs over $100,000           $ 11,812       325    5.45         $ 11,245       334     5.91
Savings & interest checking   60,603       656    2.18           60,435       678     2.26
Money market deposits         74,079     1,526    4.14           71,397     1,589     4.49
Consumer CDs                 127,685     3,854    6.07          117,645     3,434     5.89
                            --------    ------                 --------    ------
    Total                    274,179     6,361    4.67          260,722     6,035     4.67
Federal funds purchased          696        20    5.77               34         1     6.14
FHLB advances                 16,423       491    6.01           10,718       370     6.96
                            --------    ------                 --------    ------
    Total interest-bearing
    funds/interest expense   291,298     6,872    4.74          271,474     6,406     4.76
                            --------    ------                 --------    ------
Demand deposits               42,174                             40,145
Other liabilities              5,830                              4,325
Shareholders' equity          30,531                             27,074
                            --------                           --------
    Total                   $369,833                           $343,018
                            ========                           ========
Net interest spread (FTE)                         3.93%                               3.85%
                                                  ====                                ====
Net interest income (FTE)               $8,148                             $7,364
                                        ======                             ======
Net interest margin (FTE)                         4.70%                               4.60%
                                                  ====                                ====

 * Interest income on tax-exempt securities and certain tax-exempt loans have been adjusted to tax-equivalent basis.
** Non-accrual loans are excluded.


EMPIRE BANC CORPORATION
FINANCIAL REVIEW

SECOND QUARTER 1996
COMPARED WITH
SECOND QUARTER 1995


SUMMARY

Empire Banc Corporation's second quarter earnings were $1,104,000, a 13.5% increase over 1995 second quarter results. Second quarter earnings per share increased from $.56 per share in 1995 to $.62 in 1996. The return on assets was 1.19% for the quarter versus 1.12% for the same period in 1995. The return on equity was 14.38% compared to 14.15% in the prior year quarter.

The current quarter's results reflect the impact of an increase of nearly 10% in net interest income, attributable to a 7% increase in average earning assets and an improved net interest margin. Quarterly average increases for loans of $7.8 million or 3%, and securities of $18.7 million or 27%, have been fueled by deposit increases of $15.6 million or 5% and Federal Home Loan Bank advances of $5 million. Asset quality remained strong during the second quarter of 1996 with net loan losses comparable to 1995 and significant reductions in total non-performing assets. Non-interest income increased 17% in the quarter-to-quarter comparison with substantial increases in fees earned in the mortgage and trust operations, while non-interest expense increased 8%.

Shareholders' equity has increased 9.8% during the last twelve months to $30.8 million improving book value per share to $18.60 from the $17.20 at June 30, 1995.

NET INTEREST INCOME
- -----------------------------------------------------------------------------------------
                                                 Quarter Ending       Six Months Ending
                                                    June 30                June 30
                                                1996        1995       1996        1995
- -----------------------------------------------------------------------------------------
Interest income                                $7,484      $7,028     $14,962     $13,720
Taxable equivalent adjustment                      28          24          58          50
                                               ------      ------     -------     -------
   Interest income (FTE)                        7,512       7,052      15,020      13,770
 Interest expense                               3,422       3,319       6,872       6,406
                                               ------      ------     -------     -------
   Net interest income (FTE)                   $4,090      $3,733     $ 8,148     $ 7,364
                                               ======      ======     =======     =======
Increase (decrease) due to change in:
    Volume                                     $  273      $  330     $   441     $   625
    Rate                                           84         (61)        343         121
                                               ------      ------     -------     -------
    Total                                      $  357      $  269     $   784     $   746
                                               ======      ======     =======     =======
- -----------------------------------------------------------------------------------------

Second quarter net interest income on a fully taxable equivalent ("FTE") basis was $4.1 million, an 9.6% increase from the $3.7 million earned in the year ago quarter. Average earning assets increased 7.4% or $24 million while net interest margin, the other principal determinant of net interest income, increased from 4.58% to 4.69% in the current quarter.

In the quarterly comparison from a year-ago, changes in the loan portfolio include growth in the commercial portfolio of 7.2% or $7.8 million, and mortgage portfolio growth of 11% or $6.3 million which were offset by a decline in average consumer loans of 4.5% or $3.4 million. The average rate earned on the loan portfolio was 9.56%, comparable to the prior year quarter.

Securities on average grew $18.7 million or 27.4% in the quarter to quarter comparison while the rate earned increased 27 basis points ("bp") to average 6.13% for the quarter. Average overnight funds sold decreased $2.4 million or 19.9% and the rate earned declined 69 bp from the prior year's first quarter.

Funding for the earning asset growth came mainly from the $16.8 million or 6.1% growth in interest bearing funds and the $3.8 million or 9.5% increase in non-interest bearing demand deposits. Certificates of deposits grew $8.7 million, CDs over $100,000 were up $3.6 million and Federal Home Loan Bank advances increased $5 million. The average rate paid on interest bearing funds decreased 13 bp to 4.71% for the second quarter of 1996. Non-interest bearing funds supporting earning assets increased 14.1% or $7.3 million compared to the second quarter of 1995.

NON-INTEREST INCOME                          Quarter Ending      Six Months Ending
                                                 June 30              June 30
                                           Increase (decrease)  Increase (decrease)
                                                Amount       %       Amount       %
- ----------------------------------------------------------------------------------
(In thousands)
Mortgage sales and servicing                   $  127      60%      $  234      56%
Service charges on deposit accounts                (8)     (2)         (28)     (4)
Trust income                                       68      15          142      16
Other service charges and fees                     13      12           40      20
Other income                                        4       5           16       9
                                               ------    ----       ------    ----
                                               $  204      17%      $  404      17%
                                               ======    ====       ======    ====

Non-interest income for the second quarter totaled $1.4 million, a $204,000 or 17% increase from the second quarter of 1995. Mortgage sales and servicing income increased significantly from the prior year principally from higher loan volume and the adoption in July 1995 of Accounting Standard No. 122, on accounting for mortgage servicing rights. For servicing retained, SFAS 122 requires capitalizing the cost of these rights and accounts for $88,000 of the quarterly change. Income from trust activities continued its steady growth pattern, with an 18% increase in trust assets fueling fee income growth.


NON-INTEREST EXPENSE                          Quarter Ending      Six Months Ending
                                                 June 30              June 30
                                           Increase (decrease)  Increase (decrease)
                                                Amount       %       Amount       %
- ----------------------------------------------------------------------------------
(In thousands)
Salaries and employee benefits                 $  312      17%      $  742      21%
Occupancy                                           3       1           17       3
Furniture and equipment                           (10)     (5)          (1)      -
Other                                             (48)     (5)         (74)     (4)
                                               ------    ----       ------    ----
                                               $  257       8%      $  684      11%
                                               ======    ====       ======    ====

Non-interest expenses for the second quarter totaled $3.6 million, an increase of $257,000, or 8%, from the second quarter of 1995. Personnel expense increases reflect volume related commission expense and provision for employee profit sharing incentive awards. The decrease in other expense was principally influenced by the reduction in the FDIC insurance assessment and reduction in non-earning loan expense offset by volume related loan fees.

ASSET QUALITY


NON-PERFORMING ASSETS
                                                  6/30/96         12/31/95        6/30/95
                                                  -------         --------        -------
(In thousands)
Non-accrual loans                                  $  822           $  867         $1,991
Renegotiated loans                                    600              606            802
                                                   ------           ------         ------
  Total non-performing loans                        1,422            1,473          2,793

Other real estate                                      70              280             74
                                                   ------           ------         ------
  Total non-performing assets                      $1,492           $1,753         $2,867
                                                   ======           ======         ======

Non-performing assets as a percent of total loans     .58%             .68%          1.13%

Accruing loans 90 days or more past due            $  518           $   72         $   77


Total non-performing assets at June 30, 1996 decreased $1,375,000 or 48% from June of 1995, with decreases in non-accrual and renegotiated loans of $1,169,000 and $202,000, respectively. Loans identified as potential problem loans totaled $3,401,000 at June 30, 1996, $3,213,000 at December 31, 1995 and $2,510,000 at June 30, 1995.


ALLOWANCE FOR LOAN LOSSES
                                                 Quarter Ending      Six Months Ending
                                                     June 30               June 30
                                                  1996     1995         1996      1995
- --------------------------------------------------------------------------------------

(In thousands)
Balance, beginning of period                   $ 3,300  $ 2,975      $ 3,200   $ 2,900

Charge-offs                                        189      134          376       341
Recoveries                                          54       41           90        82
                                               -------  -------      --------  -------
Net charge-offs                                    135       93          286       259
Provision charged to operations                    210      118          461       359
                                               -------  -------      --------  -------
Balance, June 30                               $ 3,375  $ 3,000      $ 3,375   $ 3,000
                                               =======  =======      ========  =======

- -------------------------------------------------------------------------------------------

                                                        6/30/96      12/31/95      6/30/95
                                                        -------      --------      -------
Net loan losses as a percent of average loans               .22%          .18%         .21%

Allowance for loan losses as a percent of end
  of period loans                                          1.31%         1.24%        1.18%
- -------------------------------------------------------------------------------------------

The provision for loan losses increased primarily due to increased additions to the allowance for loan losses. The allowance for loan losses has increased $375,000 over the last twelve months and was 1.31% of total loans as of June 30, 1996 compared to 1.18% one year ago.

Under accounting guidance regarding impaired loans, at June 30, 1996 there was $1.41 million outstanding in impaired loans with $1.15 million for which an allowance for credit losses is allocated. Impaired loans totaled $1.43 million and $2.27 million at December 31, 1995 and June 30, 1995, respectively.

INVESTMENT SECURITIES

The following is a summary of investment securities, held-to-maturity and available-for-sale, at June 30, 1996.

Held-to-maturity
                                                                Unrealized
                                                  Cost        Gain      Loss    Fair Value
- ------------------------------------------------------------------------------------------
US Government and agency                       $17,480       $  68     $  18       $17,530
State and municipal                              6,302          68        28         6,342
Other                                            7,770          30        42         7,758
                                               -------       -----     -----       -------
          Total                                $31,552       $ 166     $  88       $31,630
                                               =======       =====     =====       =======



Available-for-sale
                                                                Unrealized
                                                  Cost        Gain      Loss    Fair Value
- ------------------------------------------------------------------------------------------
US Government and agency                       $33,129       $  91     $ 240       $32,980
Other                                            2,330         103        --         2,433
                                               -------        ----     -----       -------

          Total                                $35,459       $ 194     $ 240       $35,413
                                               =======       =====     =====       =======

Mortgage-backed                                $23,810       $  82     $ 308       $23,584
                                               =======       =====     =====       =======



SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

Total equity at June 30, 1996 was $30.8 million, compared to $30.0 million and $28.0 million at December 31, 1995 and June 30, 1995, respectively. The Corporation declared $497,000, or $.30 per share, in dividends for the second quarter of 1996 as compared to $391,000, or $.24 per share in the second quarter of 1995.


The following is a summary of risk-based capital ratios:

                                                  6/30/96         12/31/95        6/30/95
                                                 --------         --------       --------
Tier 1 capital                                   $ 30,548         $ 29,234       $ 27,499
Tier 2 capital                                      3,236            3,200          3,000
                                                 --------         --------       --------
  Total qualifying capital                       $ 33,784         $ 32,434       $ 30,499
                                                 ========         ========       ========

Risk adjusted assets                             $258,751         $260,163       $250,892
                                                 ========         ========       ========


Tier 1 leverage ratio                                8.21%            8.06%          7.92%
Tier 1 risk-based capital                           11.81%           11.24%         10.96%
Total risk-based capital                            13.06%           12.47%         12.16%

Risk-based capital ratios improved during the quarter ended June 30, 1996 and continue to be well above the guidelines established for well-capitalized institutions, which is the highest capital standard. Total risk-based capital reached 13.1% at June 30, 1996 compared to the 12.2% at June 30, 1995.

- --------------------------------------------------------------------------
Six Months Ended June 30, 1996
Compared with 1995
- --------------------------------------------------------------------------
     Net income for the six months ended June 30, 1996 was $2,147,000 or $1.21 per share compared to the $1,896,000 or $1.09 per share earned in the same period of 1995, a 13% increase. Return on average assets for the first six months was 1.16%, as compared to 1.11% in the previous year. The return on average equity was 14.06%, comparable to 1995.

Net interest income (FTE) increased $784,000, or 11% to $8.1 million for the first six months of 1996 as average earning assets increased $25.9 million from 1995. The year to date net interest margin was 4.70% for 1996 compared to 4.60% earned in the first six months of 1995. Interest income increased $1.2 million and interest expense increased $466,000 for the six month comparison from 1996 to 1995. The average rate earned on loans increased 11 basis points (bp) to 9.60% and the security portfolio has earned 31 bp more, averaging 6.10% in 1996. Funds sold have earned 61 bp less or 5.21% during 1996. Average outstanding loans have increased $10.0 million and securities $18.6 million from 1995. Total interest bearing funds increased $19.8 million, from 1995, to average $291.3 million for the first six months of 1996. Average outstanding consumer CDs grew by $10.0 million while funding from additional Federal Home Loan Bank advances increased on average $5.7 million. Rates paid on deposits in 1996 averaged 4.67% and were comparable to the prior year period.

     The provision for loan losses was $461,000 and net loan charge-offs were $286,000 for the first six months of 1996 compared to a provision of $359,000 and net charge-offs of $259,000 in 1995. Net loan losses remained comparable for the two periods at .22 percent of average loans.

     Non-interest income increased $404,000, or 17%, for the first six months of 1996, mainly due to the $234,000 or 56% increase in fees earned from the origination and sale of mortgage loans, and the $142,000 or 16% increase in trust income. SFAS 122 on accounting for mortgage service rights adopted in July 1995 accounts for $194,000 of the increase in fees earned from the origination and sale of mortgage loans. Non-interest expense increased $684,000, or 11% from the comparable prior period, primarily attributable to increased personnel costs of $742,000, or 21% in 1996. These increased personnel expenses reflect higher benefit costs related to the rise in the Corporation's stock price, provision for employee profit sharing incentive award and volume related commissions.

     Total cash dividends for the first six months of 1996 were $.60 per share compared to $.48 per share in 1995, a 25% increase. Shareholders' equity increased 9.8% from June of 1995 and at $30.8 million for June of 1996, represents 8.2% of assets. Total risk-based capital has increased from 12.16% in June of 1995 to 13.06%, June 1996.

     Recorded in stockholders' equity were unrealized losses of $514,000 in 1996 and unrealized gains of $598,000 in 1995. The unrealized gains and losses of the investment portfolio are not expected to cause a material change in future income or investment yields.

EMPIRE BANC CORPORATION

PART II - OTHER INFORMATION

Item 4.  Submission of matters to a vote of security holders

         (a) Annual meeting of shareholders of Empire Banc Corporation held May 14, 1996.

         (c) (1) Election of four (4) directors to serve until the annual meeting of shareholders in 1999.
                                                      Withhold
                                              For    Authority    Non-vote
                                              ---    ---------    --------
                   Robert L. Israel
                   President and Chief
                   Operating Officer      1,495,833        456     152,804

                   William K. Kurtz
                   President, Kurtz
                   Music & Sound, Inc.    1,492,427      3,862     152,804

                   John M. Lockwood, Jr.
                   President and Chief
                   Executive Officer,
                   Munson Healthcare      1,492,427      3,862     152,804

                   Louis A. Smith
                   Smith, Johnson and
                   Brandt, Attorneys PC   1,494,384      1,905     152,804

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

                            EMPIRE BANC CORPORATION
                            -----------------------
                                 (Registrant)

Date:  August 12, 1996
                            \s\ James E. Dutmers, Jr.
                            --------------------------------------
                            James E. Dutmers, Jr.
                            Chairman and Chief Executive Officer
Date:  August 12, 1996
                            \s\ William T. Fitzgerald, Jr.
                            ----------------------------------------------
                            William T. Fitzgerald, Jr.
                            Secretary, Treasurer & Chief Financial Officer