Form 10-Q
period 1996-09-30
EMPIRE BANC CORP
filed 1996-11-12
CIK 810830

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                   ----------------------------------

                                 FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended September 30, 1996.

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

                      Yes  X                       No

The number of shares outstanding of each of the issuer's classes of common stock was 1,657,793 shares of common stock, par value $5, outstanding as of September 30, 1996.

EMPIRE BANC CORPORATION
CONSOLIDATED BALANCE SHEET

(In thousands, except share data)                 September 30  December 31  September 30
                                                          1996         1995          1995
ASSETS
Cash and due from banks                               $ 16,403     $ 13,858      $ 13,905
Federal funds sold                                          --        8,000         7,100
                                                      --------     --------      --------
  Cash and cash equivalents                             16,403       21,858        21,005
Investment securities
 Available for sale - (fair value)                      34,466       29,579        32,633
 Held to maturity                                       38,212       36,483        35,872
  (fair value: 1996-$38,340,
   $36,946 and $36,051 in 1995)
 Mortgage-backed securities
  Available for sale - (fair value)                     27,518       18,250         8,029
  Held to maturity (fair value: 9/30/95-$560)               --           --           557
Loans                                                  268,031      259,102       253,096
 Less: allowance for loan losses                        (3,692)      (3,200)       (3,200)
-----------------------------------------------------------------------------------------
          Net loans                                    264,339      255,902       249,896
-----------------------------------------------------------------------------------------
Premises and equipment, net                              3,919        3,623         3,692
Other real estate                                            5          280             4
Accrued interest receivable and other assets             6,982        6,451         7,322
-----------------------------------------------------------------------------------------
          Total assets                                $391,844     $372,426      $359,010
=========================================================================================
LIABILITIES
Deposits
 Non-interest-bearing                                 $ 49,778     $ 46,702      $ 45,513
 Interest-bearing                                      286,762      272,838       267,793
-----------------------------------------------------------------------------------------
          Total deposits                               336,540      319,540       313,306
-----------------------------------------------------------------------------------------
Federal Home Loan Bank advances                         17,000       17,000        12,000
Accrued expense and other liabilities                    6,607        5,881         4,798
                                                      --------     --------      --------
          Total liabilities                            360,147      342,421       330,104
-----------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock-$1 par value,
 2,000,000 shares authorized, none outstanding
Common stock-$5 par value, 5,000,000 shares authorized,
 shares outstanding: 9/30/96- 1,657,793; 12/31/95-
 1,648,767; 9/30/95- 1,312,802                           8,703        8,244         8,205
Paid-in-capital                                         12,210        9,377         9,208
Retained earnings                                       10,781       12,050        11,364
Net unrealized gain on securities, net of tax                3          334           129
                                                      --------     --------      --------
          Total shareholders' equity                    31,697       30,005        28,906
-----------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity  $391,844     $372,426      $359,010
=========================================================================================
See notes to consolidated financial statements.

EMPIRE BANC CORPORATION
CONSOLIDATED STATEMENT OF INCOME

(In thousands, except share data)                Quarter Ending           Year to Date
                                                  September 30            September 30
                                                1996        1995        1996        1995
INTEREST INCOME
 Loans, including fees                     $   6,140     $ 6,036     $18,302     $17,552
 Taxable securities
  Available for sale                             957         607       2,572       1,595
  Held to maturity                               466         435       1,350       1,266
 Tax-exempt securities-held to maturity           66          48         177         144
 Federal funds sold                              161         166         351         455
----------------------------------------------------------------------------------------
       Total interest income                   7,790       7,292      22,752      21,012
----------------------------------------------------------------------------------------
INTEREST EXPENSE
 Deposits                                      3,332       3,158       9,693       9,193
 Federal funds purchased                          --          --          20           1
 Federal Home Loan Bank advances                 252         216         743         586
                                              ------      ------      ------      ------
       Total interest expense                  3,584       3,374      10,456       9,780
----------------------------------------------------------------------------------------
       Net interest income                     4,206       3,918      12,296      11,232
----------------------------------------------------------------------------------------
Provision for loan losses                        416         266         877         625
       Net interest income after              ------      ------      ------      ------
       provision for loan losses               3,790       3,652      11,419      10,607

NON-INTEREST INCOME
 Mortgage sales and servicing                    408         342       1,061         761
 Service charges on deposit accounts             326         323         953         978
 Trust income                                    515         440       1,555       1,338
 Other service charges and fees                  155         161         393         359
 Other income                                     95          73         288         255
 Security gains(losses)                           --          --          --          (5)
                                              ------      ------      ------      ------
       Total non-interest income               1,499       1,339       4,250       3,686
                                              ------      ------      ------      ------
NON-INTEREST EXPENSE
 Salaries and employee benefits                2,116       2,133       6,426       5,701
 Occupancy                                       258         254         777         756
 Furniture and equipment                         188         207         612         632
 Other                                           963         820       2,883       2,814
                                              ------      ------      ------      ------
       Total non-interest expense              3,525       3,414      10,698       9,903
                                              ------      ------      ------      ------
       Income before federal income taxes      1,764       1,577       4,971       4,390
Federal income taxes                             583         515       1,643       1,432
----------------------------------------------------------------------------------------
       Net income                            $ 1,181     $ 1,062     $ 3,328     $ 2,958
========================================================================================
Earnings per share *                         $   .63     $   .57     $  1.78     $  1.61
Average shares outstanding *               1,873,314   1,848,749   1,871,402   1,836,579
* reflects 5% stock dividend payable November 1996.
See notes to consolidated financial statements.

EMPIRE BANC CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)                                                   Year to Date September 30
                                                                       1996           1995
OPERATING ACTIVITIES
Net income                                                          $ 3,328        $ 2,958
Adjustments to reconcile net income to net
  cash from operating activities:
 Depreciation and amortization                                          537            579
 Provision for loan losses                                              877            625
 Net (increase) in mortgages held for sale                           (1,435)        (1,150)
 Net loss on securities available for sale                               --              5
 Net amortization/accretion on securities                               285            341
 Change in:
  Interest receivable                                                   (87)          (374)
  Interest payable                                                       58            176
  Other, net                                                            666           (691)
                                                                     ------         ------
  Total adjustments                                                     901           (489)
------------------------------------------------------------------------------------------
          Net cash from operating activities                          4,229          2,469
------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Securities available for sale:
  Proceeds from sales                                                    --          1,995
  Proceeds from maturities                                           15,672          7,424
  Purchases                                                         (30,507)       (17,900)
 Securities held to maturity:                                            --             --
  Proceeds from maturities                                           12,073         12,698
  Purchases                                                         (13,908)       (16,453)
 Loans granted net of repayments                                     (7,879)        (8,688)
 Premises and equipment expenditures                                   (833)          (332)
------------------------------------------------------------------------------------------
          Net cash from investing activities                        (25,382)       (21,256)
------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Net increase in deposits                                            17,000         15,317
 Cash dividends paid                                                 (1,486)        (1,304)
 Federal Home Loan Bank advances                                         --          4,000
 Issuance of common stock                                               184            152
------------------------------------------------------------------------------------------
          Net cash from financing activities                         15,698         18,165
------------------------------------------------------------------------------------------
          Net change in cash and cash equivalents                    (5,455)          (622)
------------------------------------------------------------------------------------------
Cash and cash equivalents
 Beginning of year                                                   21,858         21,627
                                                                    -------        -------
 End of period                                                      $16,403        $21,005
==========================================================================================
Cash paid during the year for:  Interest                            $10,398        $ 9,604
                                Income taxes                          1,825          1,740
------------------------------------------------------------------------------------------
See notes to consolidated financial statements.


EMPIRE BANC CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

-------------------------------------------------------------------------------------------
(In thousands)                                                         1996           1995
-------------------------------------------------------------------------------------------

Balance January 1                                                   $30,005        $26,332
Net income                                                            3,328          2,958
Common stock issued                                                     184            152
Dividends declared                                                   (1,489)        (1,176)
Change in net unrealized gain (loss) on
  securities available for sale, net of tax                            (331)           640
-------------------------------------------------------------------------------------------
          Balance September 30                                      $31,697        $28,906
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

NOTE-3 During the nine month period ended September 30, 1996, there were no sales or transfers of available-for-sale or held-to-maturity securities. The change in net unrealized holding gains or losses on available-for-sale securities for the current quarter is $183,000 and year to date is ($331,000).

NET INTEREST INCOME
AVERAGE BALANCES, INTEREST INCOME/EXPENSE, AVERAGE RATES

Quarter Ending September 30,           1996                               1995
                            ---------------------------      -----------------------------
                             Average                            Average
(Fully taxable equivalent,   Balance  Interest    Rate          Balance  Interest     Rate
in thousands)               ---------------------------      -----------------------------
ASSETS
Loans, including fees*,**   $260,182  $  6,144    9.39%        $250,153  $  6,040     9.58%

Securities - taxable          90,312     1,424    6.31           69,336     1,041     6.01
           - tax-exempt*       5,320        93    7.03            3,310        71     8.55
                            --------  --------                 --------   -------
    Total securities          95,632     1,517    6.21           72,646     1,112     5.99

Federal funds sold            12,181       161    5.17           11,369       166     5.71
                            --------  --------                 --------   -------
    Total earning assets/
    interest income          367,995     7,822    8.46          334,168     7,318     8.69

Cash and due from banks       14,393                             12,506
Other assets                   9,093                              9,635
                            --------                           --------
    Total assets            $391,481                           $356,309
                            ========                           ========
LIABILITIES AND EQUITY
CDs over $100,000           $ 11,531       148    5.02         $  8,243       127     6.02
Savings & interest checking   63,769       349    2.18           60,885       347     2.26
Money market deposits         78,749       819    4.14           74,514       824     4.39
Consumer CDs                 132,207     2,016    6.07          122,261     1,860     6.04
                            --------    ------                 --------    ------
    Total                    286,256     3,332    4.63          265,903     3,158     4.71
Federal funds purchased           --        --      --               10        --     6.59
FHLB advances                 17,000       252    5.90           12,000       216     7.14
                            --------    ------                 --------    ------
    Total interest-bearing
    funds/interest expense   303,256     3,584    4.70          277,913     3,374     4.82
                            --------    ------                 --------    ------
Demand deposits               50,638                             45,415
Other liabilities              6,410                              4,510
Shareholders' equity          31,177                             28,471
                            --------                           --------
    Total                   $391,481                           $356,309
                            ========                           ========
Net interest spread (FTE)                         3.76%                               3.87%
                                                  ====                                ====
Net interest income (FTE)               $4,238                             $3,944
                                        ======                             ======
Net interest margin (FTE)                         4.58%                               4.68%
                                                  ====                                ====

 * Interest income on tax-exempt securities and certain tax-exempt loans have been adjusted to tax-equivalent basis.
** Non-accrual loans are excluded.


NET INTEREST INCOME
AVERAGE BALANCES, INTEREST INCOME/EXPENSE, AVERAGE RATES

Year to Date September 30,             1996                               1995
                            ---------------------------      -----------------------------
                             Average                            Average
(Fully taxable equivalent,   Balance  Interest    Rate          Balance  Interest     Rate
in thousands)               ---------------------------      -----------------------------
ASSETS
Loans, including fees*,**   $256,694  $ 18,313    9.53%        $246,678  $ 17,563     9.52%

Securities - taxable          84,756     3,923    6.17           66,144     2,861     5.77
           - tax-exempt*       4,659       255    7.30            3,221       210     8.71
                            --------  --------                 --------   -------
    Total securities          89,415     4,178    6.14           69,365     3,071     5.79

Federal funds sold             8,890       351    5.19           10,384       455     5.78
                            --------  --------                 --------   -------
    Total earning assets/
    interest income          354,999    22,842    8.60          326,427    21,089     8.64

Cash and due from banks       12,895                             11,693
Other assets                   9,202                              9,368
                            --------                           --------
    Total assets            $377,096                           $347,488
                            ========                           ========
LIABILITIES AND EQUITY
CDs over $100,000           $ 11,718       473    5.31         $ 10,233       461     5.94
Savings & interest checking   61,666     1,005    2.18           60,587     1,025     2.26
Money market deposits         75,647     2,345    4.14           72,448     2,413     4.45
Consumer CDs                 129,203     5,870    6.07          119,200     5,294     5.94
                            --------    ------                 --------    ------
    Total                    278,234     9,693    4.65          262,468     9,193     4.68
Federal funds purchased          462        20    5.77               26         1     6.20
FHLB advances                 16,617       743    5.97           11,150       586     7.02
                            --------    ------                 --------    ------
    Total interest-bearing
    funds/interest expense   295,313    10,456    4.73          273,644     9,780     4.78
                            --------    ------                 --------    ------
Demand deposits               45,015                             41,921
Other liabilities              6,021                              4,379
Shareholders' equity          30,747                             27,544
                            --------                           --------
    Total                   $377,096                           $347,488
                            ========                           ========
Net interest spread (FTE)                         3.87%                               3.86%
                                                  ====                                ====
Net interest income (FTE)              $12,386                            $11,309
                                       =======                            =======
Net interest margin (FTE)                         4.66%                               4.63%
                                                  ====                                ====

 * Interest income on tax-exempt securities and certain tax-exempt loans have been adjusted to tax-equivalent basis.
** Non-accrual loans are excluded.


EMPIRE BANC CORPORATION
FINANCIAL REVIEW

THIRD QUARTER 1996
COMPARED WITH
THIRD QUARTER 1995


SUMMARY

Empire Banc Corporation's third quarter earnings were $1,181,000, a 11.2% increase over 1995 third quarter results. Third quarter earnings per share increased from $.57 per share in 1995 to $.63 in 1996. The return on assets was 1.21% for the quarter versus 1.19% for the same period in 1995. The return on equity was 15.15% compared to 14.92% in the prior year quarter.

The current quarter's results reflect the impact of an increase from the third quarter of 1995 of $288,000, or 7% in net interest income, attributable to a 10% increase in average earning assets. Quarterly average increases for loans of $10.0 million or 4%, and securities of $23.0 million or 32%, have been fueled by deposit increases of $25.6 million or 8% and Federal Home Loan Bank advances of $5 million. The quarterly provision for loan losses increased $150,000 in comparision with the third quarter of 1995 primarily due to increased additions to the allowance for loan losses. Non-performing assets have declined from 1.09% of total loans in September of 1995 to .50% of loans September of 1996.

Non-interest income increased $160,000, or 12% in the quarter-to-quarter comparison with substantial increases in fees earned in the mortgage and trust operations, while non-interest expense increased $111,000, or 3%.

Shareholders' equity has increased almost 10% during the last twelve months to $31.7 million improving book value per share to $18.21 from the $16.78 in September 1995.

NET INTEREST INCOME
-----------------------------------------------------------------------------------------
                                                 Quarter Ending       Nine Months Ending
                                                  September 30           September 30
                                                1996        1995       1996        1995
-----------------------------------------------------------------------------------------
Interest income                                $7,790      $7,292     $22,752     $21,012
Taxable equivalent adjustment                      32          26          90          77
                                               ------      ------     -------     -------
   Interest income (FTE)                        7,822       7,318      22,842      21,089
 Interest expense                               3,584       3,374      10,456       9,780
                                               ------      ------     -------     -------
   Net interest income (FTE)                   $4,238      $3,944     $12,386     $11,309
                                               ======      ======     =======     =======
Increase (decrease) due to change in:
    Volume                                     $  245      $  250     $   734     $   904
    Rate                                           49          80         343         173
                                               ------      ------     -------     -------
    Total                                      $  294      $  330     $ 1,077     $ 1,077
                                               ======      ======     =======     =======
-----------------------------------------------------------------------------------------

Third quarter net interest income on a fully taxable equivalent ("FTE") basis was $4.2 million, an 7.5% increase from the $3.9 million earned in the year ago quarter. Average earning assets increased 10.1% or $34 million while net interest margin, the other principal determinant of net interest income, decreased from 4.68% to 4.58% in the current quarter.

In the quarterly comparison from a year-ago, changes in the loan portfolio include growth in the commercial portfolio of 5.8% or $6.6 million, and mortgage portfolio growth of 8.2% or $5.1 million which were offset by a decline in average consumer loans of 2.1% or $1.6 million. The average rate earned on the loan portfolio was 9.39%, decreasing 19 basis points ("bp") from the prior year quarter following general economic trends. Short-term market interest rates averaged 52 bp less in the third quarter of 1996 versus the same quarter of 1995.

Securities on average grew $23 million or 31.6% in the quarter to quarter comparison while the rate earned increased 22 basis points to average 6.21% for the quarter. Average overnight funds sold averaged $12.2 million, comparable to the prior year's third quarter, while the rate earned declined 54 bp.

Funding for the earning asset growth came mainly from the $25.3 million or 9.1% growth in interest bearing funds and the $5.2 million or 11.5% increase in non-interest bearing demand deposits. Certificates of deposits and CDs over $100,000 increased by $9.9 million and $3.3 million respectively. Savings and interest checking accounts were up $2.9 million, money market deposits grew $4.2 million, and Federal Home Loan Bank advances increased $5 million from last year's quarter. The average rate paid on interest bearing funds decreased 12 bp to 4.70% for the third quarter of 1996. Non-interest bearing funds supporting earning assets increased 15.1% or $8.5 million compared to the third quarter of 1995.

NON-INTEREST INCOME                          Quarter Ending      Nine Months Ending
                                              September 30          September 30
                                           Increase (decrease)  Increase (decrease)
                                                Amount       %       Amount       %
----------------------------------------------------------------------------------
(In thousands)
Mortgage sales and servicing                   $   66      19%      $  300      40%
Service charges on deposit accounts                 3       1          (25)     (3)
Trust income                                       75      17          217      16
Other service charges and fees                     (6)     (4)          34       9
Other income                                       22      30           38      15
                                               ------    ----       ------    ----
                                               $  160      12%      $  564      15%
                                               ======    ====       ======    ====

Non-interest income for the third quarter totaled $1.5 million, a $160,000 or 12% increase from the third quarter of 1995. Mortgage sales and servicing income increased significantly from the prior year principally from higher loan volume and the adoption in July 1995 of Accounting Standard No. 122, on accounting for mortgage servicing rights. For servicing retained, SFAS 122 requires capitalizing the cost of these rights and accounts for $200,000 of the year-to-date change. Income from trust activities continued its steady growth pattern, with a 19% increase in trust assets fueling fee income growth. Other income's increase from the prior year quarter resulted primarily from additional fees earned through PrimeVest Financial Services, Inc.



NON-INTEREST EXPENSE                          Quarter Ending      Nine Months Ending
                                               September 30          September 30
                                           Increase (decrease)  Increase (decrease)
                                                Amount       %       Amount       %
----------------------------------------------------------------------------------
(In thousands)
Salaries and employee benefits                 $  (17)     (1)%      $ 725      13%
Occupancy                                           4       2           21       3
Furniture and equipment                           (19)     (9)         (20)     (3)
Other                                             143      17           69       2
                                               ------    ----       ------    ----
                                               $  111       3%      $  795       8%
                                               ======    ====       ======    ====

Non-interest expenses for the third quarter totaled $3.5 million, an increase of $111,000, or 3%, from the third quarter of 1995.
Furniture and equipment costs were lower primarily due to a $22,000 or 28% decrease in computer depreciation expense. Other expense increased due to additional costs associated with non-earning loans, and higher activity based expenses including volume related loan fees and postage.

ASSET QUALITY


NON-PERFORMING ASSETS
                                                  9/30/96         12/31/95        9/30/95
                                                  -------         --------        -------
(In thousands)
Non-accrual loans                                  $  732           $  867         $1,719
Renegotiated loans                                    596              606          1,039
                                                   ------           ------         ------
  Total non-performing loans                        1,328            1,473          2,758

Other real estate                                       5              280              4
                                                   ------           ------         ------
  Total non-performing assets                      $1,333           $1,753         $2,762
                                                   ======           ======         ======

Non-performing assets as a percent of total loans     .50%             .68%          1.09%

Accruing loans 90 days or more past due            $   13           $   72         $  106


Total non-performing assets at September 30, 1996 decreased $1.4 million or 52% from September 1995, with decreases in non-accrual and renegotiated loans of $987,000 and $443,000, respectively. Potential problem loans, which are closely monitored by management, have increased from $2.7 million, or 1.1% of loans, at September 30, 1995, to $5.0 million, or 1.9% of loans at September 30, 1996. This increase is centered in one long-term credit relationship.


ALLOWANCE FOR LOAN LOSSES
                                                 Quarter Ending      Nine Months Ending
                                                  September 30           September 30
                                                  1996     1995         1996      1995
--------------------------------------------------------------------------------------

(In thousands)
Balance, beginning of period                   $ 3,375  $ 3,000      $ 3,200   $ 2,900

Charge-offs                                        154      140          530       481
Recoveries                                          55       74          145       156
                                               -------  -------      --------  -------
Net charge-offs                                     99       66          385       325
Provision charged to operations                    416      266          877       625
                                               -------  -------      --------  -------
Balance, September 30                          $ 3,692  $ 3,200      $ 3,692   $ 3,200
                                               =======  =======      ========  =======

-------------------------------------------------------------------------------------------

                                                        9/30/96      12/31/95      9/30/95
                                                        -------      --------      -------
Net loan losses as a percent of average loans             .20%          .18%         .17%

Allowance for loan losses as a percent of end
  of period loans                                        1.38%         1.24%        1.26%
-------------------------------------------------------------------------------------------

The provision for loan losses increased primarily due to increased additions to the allowance for loan losses. Net loan losses through September 1996 were .20% of loans, compared to .17% for the first nine months of 1995. We have increased the allowance for loan losses by $492,000 since September 1995 principally due to the increase in potential problem loans. The allowance for loan losses at September 30, 1996 was 1.38% of total loans compared to 1.24% and 1.26%, at December 31, 1995 and September 30, 1995, respectively.

Under accounting guidance regarding impaired loans, at September 30, 1996 there was $951,000 outstanding in impaired loans with $678,000 for which an allowance for credit losses is allocated. Impaired loans totaled $1.43 million and $2.21 million at December 31, 1995 and September 30, 1995, respectively.

INVESTMENT SECURITIES

The following is a summary of investment securities, held-to-maturity and available-for-sale, at September 30, 1996.

Held-to-maturity
                                                                Unrealized
                                                  Cost        Gain      Loss    Fair Value
------------------------------------------------------------------------------------------
US Government and agency                       $19,462       $  84     $   5       $19,541
State and municipal                              7,798          68        16         7,850
Other                                           10,952          33        36        10,949
                                               -------       -----     -----       -------
          Total                                $38,212       $ 185     $  57       $38,340
                                               =======       =====     =====       =======



Available-for-sale
                                                                Unrealized
                                                  Cost        Gain      Loss    Fair Value
------------------------------------------------------------------------------------------
US Government and agency                       $32,077       $ 107     $ 156       $32,028
Other                                            2,330         108        --         2,438
                                               -------        ----     -----       -------

          Total                                $34,407       $ 215     $ 156       $34,466
                                               =======       =====     =====       =======

Mortgage-backed                                $27,572       $  93     $ 147       $27,518
                                               =======       =====     =====       =======



SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

Total equity at September 30, 1996 was $31.7 million, compared to $30.0 million and $28.9 million at December 31, 1995 and September 30, 1995, respectively. In the third quarter of 1996 a 5% stock dividend was declared, payable November 1996. In addition the reqular quarterly cash dividend of $.30 per share was maintained. Total dividends for 1996 are $.86 per share, a 25% increase over the first nine months of 1995.


The following is a summary of risk-based capital ratios:

                                                  9/30/96         12/31/95        9/30/95
                                                 --------         --------       --------
Tier 1 capital                                   $ 31,287         $ 29,234       $ 28,330
Tier 2 capital                                      3,411            3,200          3,126
                                                 --------         --------       --------
  Total qualifying capital                       $ 34,698         $ 32,434       $ 31,456
                                                 ========         ========       ========

Risk adjusted assets                             $272,639         $260,163       $250,088
                                                 ========         ========       ========

                             Well Capitalized
                                 Standards
                             ----------------
Tier 1 leverage ratio                 5%            8.00%            8.06%          7.96%
Tier 1 risk-based capital             6%           11.48%           11.24%         11.33%
Total risk-based capital             10%           12.73%           12.47%         12.58%

Risk-based capital ratios continue to be well above the guidelines established for well-capitalized institutions, which is the highest capital standard.

--------------------------------------------------------------------------
Nine Months Ended September 30, 1996
Compared with 1995
--------------------------------------------------------------------------
Net income for the nine months ended September 30, 1996 is $3,328,000 or $1.78 per share compared to the $2,958,000 or $1.61 per share earned in the same period of 1995, a 12.5% increase. Return on average assets for the first nine months was 1.18%, as compared to 1.14% in the previous year. The return on average equity was 14.43%, in comparison to the 14.32% earned in the first nine months of 1995.

Net interest income (FTE) has increased $1.1 million, or 9.5% to $12.4 million for the first nine months of 1996 as average earning assets increased $28.6 million from 1995. The year to date net interest margin is 4.66% for 1996 compared to 4.63% earned in the first nine months of 1995. The average rate earned on assets has decreased 4 basis points (bp) to 8.60% and the average rate paid on interest-bearing funds has decreased 5 bp to average 4.73% in 1996. Average outstanding loans have increased $10.0 million and securities $20.0 million from 1995. Total deposits have increased $18.9 million, from 1995, to average $323.2 million for the first nine months of 1996. Average outstanding consumer CDs grew by $10.0 million while funding from additional Federal Home Loan Bank advances increased on average $5.5 million.


The provision for loan losses was $877,000 and net loan charge-offs were $385,000 for the first nine months of 1996 compared to a provision of $625,000 and net charge-offs of $325,000 in 1995. The allowance for loan losses has been increased by $492,000 over the last twelve months as potential problem loans have increased to 1.9% of loans at September 30, 1996.

Non-interest income has increased $564,000, or 15%, for the first nine months of 1996, mainly due to the $300,000 or 40% increase in fees earned from the origination and sale of mortgage loans, and the $217,000 or 16% increase in trust income. SFAS 122 on accounting for mortgage service rights adopted in July 1995 accounts for $200,000 of the increase in fees earned from the origination and sale of mortgage loans.

Non-interest expense increased $795,000, or 8% from the comparable prior period, primarily attributable to increased personnel costs of $725,000 in 1996. These increased personnel expenses reflect higher benefit costs related to the rise in the Corporation's stock price, provision for employee profit sharing incentive award and volume related commissions. Increases in non-interest expense have been offset by a reduction in FDIC insurance assessments between the two periods. An additional liability in 1996 for the special assessment by the FDIC on deposits qualifying as part of the Savings Association Insurance Fund, bring the total expense through September to $175,000 versus the $325,000 recorded as of September 1995.

In the third quarter the Corporation declared a 5% stock dividend payable to shareholders in November, 1996. In addition the regular quarterly cash dividend of $.30 per share was maintained. Total cash dividends for 1996 are $.86 per share, a 25% increase over the first nine months of 1995.

Shareholders' equity has increased 9.7% from September 1995 and at $31.7 million for September of 1996, represents 8.1% of assets. Total risk-based capital remains comparable to 1995 at 12.7%. Recorded in shareholders' equity for the first nine months were net unrealized losses of $331,000 in 1996 and net unrealized gains of $640,000 in 1995. Net unrealized gain on securities as of September 30, 1996 and 1995 was $3,000 and $129,000, respectively. The unrealized gains and losses of the investment portfolio are not expected to cause a material change in future income or investment yields.

EMPIRE BANC CORPORATION

PART II - OTHER INFORMATION

Item 4.  Submission of matters to a vote of security holders

         (a)  none

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

                            EMPIRE BANC CORPORATION
                            -----------------------
                                 (Registrant)

Date:  November 12, 1996
                             /s/  Robert L. Israel
                            --------------------------------------
                            Robert L. Israel
                            President and Chief Operating Officer

Date:  November 12, 1996
                            /s/  William T. Fitzgerald, Jr.
                            ----------------------------------------------
                            William T. Fitzgerald, Jr.
                            Secretary, Treasurer & Chief Financial Officer