Form 10-K
period 1996-12-31
EMPIRE BANC CORP
filed 1997-03-20
CIK 810830

                                     UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549
                           ----------------------------------
                                        FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996. Commission file Number 0-15839

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 20, 1997, computed by reference to the average of the closing bid and asked price for such stock on that date was $43,305,000. For this purpose only, the affiliates of the registrant have been assumed to be the executive officers, directors and 10% or more shareholders.

As of February 20, 1997, there were outstanding 1,749,509 shares of the registrants' common stock, $5.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual shareholders meeting to be held May 13, 1997 are incorporated by reference into Part III.

The Exhibit Index is located on page number 61.

PART I
Item 1 - Business.

Empire Banc Corporation (the "Corporation") was incorporated under the laws of the state of Delaware on February 6, 1987, for the purpose of becoming a bank holding company. The Empire National Bank of Traverse City (the "Bank"), is a wholly-owned subsidiary of the Corporation.
On June 1, 1994 the Corporation changed its state of incorporation from Delaware to Michigan.

The Bank was established under the banking laws of the State of Michigan in 1912 in Empire, Michigan. In 1961 the Bank converted its charter from a state bank to a national banking association. The Bank's deposits are insured by the Bank Insurance Fund, administered by the Federal Deposit Insurance Corporation, and the Bank is regulated by the U.S. Comptroller of the Currency.

The Bank is engaged in the general commercial banking business, providing a full range of loan and deposit products. These Bank services include customary retail and commercial banking services, including checking and savings accounts, time deposits, interest-bearing transaction accounts, safe deposit facilities, trust services, real estate mortgage lending and direct and indirect consumer financing. It makes secured and unsecured commercial loans and also operates a trust department providing fiduciary, investment and other related trust services. The Bank has contracted with a full-service securities brokerage firm to make available a variety of investment products to the Bank's customers. This program operates from two of the Bank's branch offices.

The principal source of revenue for the Corporation is dividends upstreamed from the Bank. The Bank's principal source of revenue is interest and fees on loans. The sources of income for the three most recent years are as follows.

                               1996       1995       1994
----------------------------------------------------------
Interest and fees on loans     67.3%      70.9%      71.1%
Other interest income          16.6%      14.2%      11.9%
Non-interest income            16.1%      14.9%      17.0%
                              ------     ------     ------
                              100.0%     100.0%     100.0%
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

As of December 31, 1996, the Bank employed approximately 194 full-time and 31 part-time employees.

Banking is a highly competitive business. The Bank competes primarily with other financial institutions in its market areas for loans, deposits, and trust accounts. In its primary market, which includes the Grand Traverse, Kalkaska and Leelanau counties, the Bank maintains the second largest deposit base, or approximately 25 percent of the deposit market share. There are principally six banking institutions with offices is this area. Three of the competing banks with offices in this market are members of holding companies with substantially more assets than the Corporation.

The Bank is the only independent community bank in the Crawford County market. The Bank is the third largest in terms of deposits in the Crawford County market and competes with three financial institutions that are members of holding companies with substantially more assets than the Corporation.

In addition to these other banks, the Bank also competes for loans and deposits with savings and loan associations, credit unions, investment firms and money market funds. In order to successfully compete, management has developed a sales and service culture, stresses and rewards excellent customer service and designs products to meet the needs of the customer. The Bank also utilizes its ability to sell loans in the secondary market.

The Bank makes mortgage, commercial and installment loans to customers primarily in northwestern lower Michigan. Fees may be charged for these services. Commitments to make loans and unused lines of credit outstanding are detailed in Note 15 of the Notes to Consolidated
Financial Statements.

Historically, the Bank has predominantly sold its secondary market conforming residential mortgage loans. The mortgage loan portfolio serviced by the Bank for others, primarily the Federal Home Loan Mortgage Corporation, at December 31, 1996 totaled over $220 million. Mortgage banking activity is detailed in Note 6 of the Notes to Consolidated Financial Statements.

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

The Bank also arranges loan relationships with national and regional participating banks, increasing the amount of funds available for local businesses to grow. There are no industry concentrations in which total loans to borrowers in one industry comprised 10% or more of total loans, nor have material portions of the Bank's deposits been received from, a single person, persons, industry or group.

In 1993, the Bank joined the Federal Home Loan Bank of Indianapolis, which generates an additional source of liquidity and long-term funds. Membership in the Federal Home Loan Bank also provides access to additional advantageous lending programs. The Community Investment Program makes advances to be used for funding community-oriented mortgage lending, and the Affordable Housing Program grants advances to fund lending for long-term low- and moderate-income owner occupied and affordable rental housing at subsidized interest rates. Using the Affordable Housing Program, the

Bank has sponsored the construction of two low-income homes with Habitat for Humanity.

The economy of the market areas of the Bank is affected by summer and winter tourism activities and, accordingly, the Bank experiences seasonal consumer and commercial deposit growth, with substantial growth increases from May to September. The Bank regularly assesses its ability to raise funds through the issuance of certificates of deposit in denominations of $100,000 or more in the local and regional market area and has established conservative guidelines for the total funding to be provided by these deposits. These deposits were less than three percent of total deposits at December 31, 1996 and 1995, respectively. The Bank also uses federal funds purchased from correspondent banks and the Federal Reserve Bank to respond to deposit fluctuations and temporary loan demands.

As of December 31, 1996, the Bank had no risks attendant to foreign sources. Compliance with federal, state and local statutes and/or ordinances relating to the protection of the environment is not expected to have material effect upon the Bank's capital expenditures, earnings or competitive position.


SUPERVISION AND REGULATION
Banking is a highly regulated industry, with numerous federal and state laws and regulations governing the organization and operation of banks, bank holding companies, and their affiliates. The following summary of certain laws and regulations affecting the Corporation and the Bank is qualified in its entirety by such laws and regulations, which are subject to change based on pending and future legislation and action by regulatory agencies.

As a bank holding company under the Bank Holding Company Act of 1956, the Corporation is regulated and examined by the Federal Reserve Board. This Act requires that the Corporation obtain prior Federal Reserve Board approval for bank and nonbank acquisitions and restricts the permissible activities of the Corporation. In addition, the Act formerly restricted the acquisition of shares of out-of-state banks unless such acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located. Under the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"), this restriction was repealed effective September 29, 1995, and the Federal Reserve Board generally is authorized to approve bank acquisitions by out-of-state bank holding companies whether or not such acquisition is prohibited by state law. The Interstate Act also provides for the nationwide interstate branching of banks. Commencing June 1, 1997, both national and state-chartered banks will be permitted to branch and merge across state lines. States may opt in or out of this interstate branching authority before June 1, 1997. The State of Michigan has adopted legislation opting in early to the interstate branching authority, subject to the existence of reciprocal legislation in the state of the bank wishing to acquire or establish a branch in Michigan.

Federal law also regulates transactions between the Corporation and the Bank, including the amount and nature of loans or other extensions of credit. The Bank is also subject to regulation and examination by the Comptroller of the Currency.

The Comptroller of the Currency has established guidelines with respect to the maintenance of appropriate levels of capital for the Bank. The Federal Reserve Board has also established similar guidelines for the Corporation. Noncompliance with such standards can limit the amount of dividends which the Bank can pay to the Corporation and thus the amount of dividends the Corporation can pay to its shareholders.

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

Under FDICIA, the FDIC has implemented a system of risk based premiums for deposit insurance pursuant to which the premiums paid by a depository institution are based on the probability that the applicable insurance fund will incur a loss in respect of such institution. On September 30, 1996, the federal Deposit Insurance Funds Act ("DIFA") was enacted. DIFA provided for a one-time special assessment by the FDIC on Savings Association Insurance Fund ("SAIF") assessable deposits, which raised the SAIF's reserve ratio to the designated level. This allowed the FDIC to effectively equalize the formerly disparate deposit insurance assessment ratios of the BIF and SAIF. As of January 1, 1996 the effective BIF assessment rate ranged from 0 basis points for well-capitalized institutions displaying little risk, to 27 basis points for undercapitalized institutions displaying high risk. Going forward, both BIF insured banks and SAIF insured thrifts are also required to pay interest on Financing Corporation (FICO) bonds issued in connection with the federal government's bail out of the thrift industry.

FDICIA also prescribes various supervisory or "prompt corrective" actions by federal regulatory agencies based on an insured institution's level of capital. These prescribed actions increase restrictions on and heighten regulatory scrutiny of the institution as its capital declines. The Bank is rated in the lowest risk category under regulatory guidelines, as detailed in Note 18 of the Notes to Consolidated Financial Statements.

Proposals to change the laws and regulations governing the operations and taxation of banks, and companies which control banks and other financial institutions, are frequently raised in Congress. The likelihood of any major changes and the impact such changes might have on the Corporation are, however, impossible to predict.

Item 2 - Properties.
The executive offices of the Corporation and the Bank are maintained at the main office of the Bank, 1227 East Front St., Traverse City, Michigan. The Bank leases its main office and the following branch offices and automated teller machine facilities: Grand Traverse Mall Office, 3160 South Airport Rd, Traverse City, Michigan 49684; Kalkaska Office, 302
West Mile Road, Kalkaska, Michigan 49646; Acme Office, 3880 M-72 East, Acme, Michigan 49610; Woodmere Office, 859 Woodmere Avenue, Traverse City, Michigan 49686; Meijer Handy Teller ATM, 3955 South Memorial Highway, Traverse City, Michigan 49684. The leases expire at various times through the years 2011 and all include renewal periods. Net aggregate annual rentals for banking facilities in 1996 were $426,000.

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

The Bank operates drive-thru facilities at most of its office locations and has eleven automatic teller machines for customer use in its market area.

Information about the executive officers of the Corporation is set forth below.


Name and Age                    Position
---------------------------     -------------------------------------

James E. Dutmers, Jr.           Chairman and Chief Executive Officer
(53)                            of the Corporation and Empire National
                                Bank

Robert L. Israel                President and Chief Operating Officer
(53)                            of the Corporation and Empire National
                                Bank

William T. Fitzgerald, Jr.      Vice President, Secretary/Treasurer
(51)                            of the Corporation; Division Vice
                                President and Chief Financial
                                Officer of Empire National Bank

Marilyn J. McCool               Vice President of the Corporation;
(50)                            Division Vice President and Director
                                of Personnel of Empire National Bank

James M. Merenda                Vice President of the Corporation;
(52)                            Division Vice President and Senior
                                Trust Officer of Empire National
                                Bank

Bruce W. Reavely                Vice President of the Corporation;
(48)                            Division Vice President and Senior
                                Operations Officer of Empire
                                National Bank

Daniel G. Stoudt                Vice President of the Corporation;
(50)                            Division Vice President and Senior
                                Loan Officer of Empire National Bank

Item 3 - Legal Proceedings.
The Bank is routinely engaged in litigation, both as plaintiff and defendant, which is incident to its business. In certain proceedings, claims or counter-claims have been asserted against it. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of such litigation and threats of litigation will have a material effect on the financial statements of the Corporation.

Item 4 - Submission of Matters to a Vote of Security Holders.
No matters were submitted during the fourth quarter of fiscal 1996 to a vote of the Corporation's security holders.

PART II
Item 5 - Market for Corporation's Common Equity and Related Stockholder
         Matters.
The common stock of Empire Banc Corporation is traded on the electronic bulletin board system of the National Association of Securities Dealers, symbol EMBM. The primary market is the State of Michigan. Principal market makers of common stock transactions are F.J. Morrisey & Co., First of Michigan Corp, Howe, Barnes & Co., McDonald & Co., Robert W. Baird & Co., Roney & Co. and Stifel Nicolaus & Co. There were 496 holders of the Corporation's common stock as of December 31, 1996.

On December 30, 1996, the Corporation issued 3,950 shares of its common stock, par value $5.00 per share, to The Empire National Bank Employee Stock Ownership Plan (the "ESOP") in exchange for $142,000 cash. The cash paid by the ESOP for the shares was attributable to the discretionary annual employer contribution by the Bank pursuant to the terms of the ESOP. The shares issued were not registered under the Securities Act of 1933 in reliance on Section 4(2) of the Act.

Quarterly cash dividends were declared during 1996 and 1995 totaling $1.21 and $.97 per common share per year. Note 19 of the Notes to Consolidated Financial Statements details regulatory guidelines regarding payment of dividends. The following table sets forth, for the periods indicated, the high and low sale prices per share of the Corporation's common stock. All of the prices are adjusted for a five percent stock dividend paid in November, 1996.

                                 Price Range
Quarter                       High         Low       Dividends
----------------------------------------------------------------
1996
Fourth                       $37.00       $35.95        $.350
Third                         35.95        35.24         .286
Second                        35.24        33.21         .286
First                         33.21        29.76         .286

1995
Fourth                        29.76        27.05         .286
Third                         27.05        24.38         .229
Second                        24.38        22.67         .229
First                         22.67        21.52         .229
Amounts retroactively adjusted for stock dividends.

Item 6 - Selected Financial Data - Empire Banc Corporation

(In Thousands, Except Per Share Data)

                                      1996      1995      1994      1993      1992
----------------------------------------------------------------------------------
Summary of Operations:
Interest income                   $ 30,599  $ 28,606  $ 23,628  $ 21,775  $ 22,822
Interest expense                    14,066    13,231     9,839     8,842    10,243
                                  --------  --------  --------  --------  --------
Net interest income                 16,533    15,375    13,789    12,933    12,579
Provision for loan losses            1,686       745       796       447       727
Non-interest income                  5,850     5,017     4,843     5,063     4,232
Non-interest expense                13,861    13,494    12,241    12,542    11,648
                                  --------  --------  --------  --------  --------
Income before taxes                  6,836     6,153     5,595     5,007     4,436
Federal income taxes                 2,259     2,007     1,841     1,600     1,359
                                  --------  --------  --------  --------  --------
Net income                        $  4,577  $  4,146  $  3,754  $  3,407  $  3,077
                                  ========  ========  ========  ========  ========
----------------------------------------------------------------------------------

Per Share:
Earnings                          $   2.44  $   2.25  $   2.05  $   1.89  $   1.73
Dividends                             1.21       .97       .88       .69       .60
Book value                           18.71     17.33     15.38     14.37     13.06

----------------------------------------------------------------------------------

Ratios Based on Net Income:
Return on average equity             14.72%    14.81%    14.72%    14.61%    14.56%
Return on average assets              1.20      1.18      1.17      1.15      1.08
Dividend payout ratio                45.90     40.30     39.93     34.22     32.95
Average shareholders' equity
  as a percent of average assets      8.14      7.96      7.92      7.85      7.43

----------------------------------------------------------------------------------

Balance Sheet:
Assets                            $400,819  $372,426  $336,951  $313,054  $293,557
Loans                              272,182   259,102   243,583   218,380   197,130
Securities                          98,578    84,312    64,231    65,830    64,810
Deposits                           344,354   319,540   297,989   279,541   267,855
Shareholders' equity                32,673    30,005    26,332    24,504    22,215

----------------------------------------------------------------------------------
Per share amounts have been adjusted for stock dividends.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis is designed to provide readers with a comprehensive review of the results of operations and financial position. This discussion should be read in conjunction with the Consolidated Financial Statements and related footnotes.

Summary of Earnings
In 1996, the Corporation achieved record earnings of $4,577,000, an increase of $431,000, or 10.4 percent, over the $4,146,000 earned in 1995. In 1995, net income increased $392,000, or 10.4 percent.

Earnings Per Share
Earnings per share, computed on the average number of common shares and common equivalents outstanding during the year, were $2.44, compared to $2.25 in 1995 and $2.05 in 1994.

Return on Average Shareholders' Equity
Return on average shareholders' equity measures how profitably the shareholders' invested capital is employed. Return on average equity was
14.7 percent for 1996 compared to 14.8 percent and 14.7 percent in 1995 and 1994.

Return on Average Assets
Return on average assets, a measure of profitability, was 1.20 percent in 1996 compared to 1.18 percent and 1.17 percent in 1995 and 1994.

Book Value Per Share
Book value per share of common stock increased 8 percent to $18.71 at December 31, 1996, compared to $17.33 and $15.38 at December 31, 1995 and 1994.

Summary of Operating Results
The following is a summary of the major components of the consolidated operating results.

(In Thousands)                              1996       1995       1994
----------------------------------------------------------------------
Net interest income                      $16,533    $15,375    $13,789
Add: taxable equivalent (TE) adjustment      127        106        116
                                         -------    -------    -------
Net interest income - (TE)                16,660     15,481     13,905
Provision for loan losses                  1,686        745        796
Non-interest income                        5,850      5,017      4,843
Non-interest expense                      13,861     13,494     12,241
                                         -------    -------    -------
Income before tax - (TE)                   6,963      6,259      5,711
Income taxes,
  including TE adjustment                  2,386      2,113      1,957
                                         -------    -------    -------
Net income                               $ 4,577    $ 4,146    $ 3,754
                                         =======    =======    =======

Net Interest Income

Net interest income is the difference between interest and fees earned on earning assets (loans and investments) and the interest paid on deposits and other interest-bearing funds. It is the major component of earnings for a financial institution. For analytical purposes, to evaluate the effective yields earned on earning assets, interest earned is expressed on a taxable equivalent (TE) basis by increasing tax-exempt interest income to an amount comparable to interest subject to income taxes. The taxable equivalent adjustment is based on a federal income tax rate of 34 percent.

Net interest income is influenced by changes in the balance and mix of earning assets and interest-bearing liabilities, the proportion of earning assets funded by demand deposits and equity capital and market interest rates.

Conditions beyond management's control may have a significant impact on changes in net interest income from one period to another. Examples of such external factors are Federal Reserve Board monetary policy, introduction of new deposit products by bank and non-bank competitors and the fiscal and debt management policies of the federal government.

The table on the following page details the key determinants of net interest income: the average daily balance sheet for each year - including the components of earning assets and supporting liabilities - the related interest income on a TE basis and interest expense, as well as the average rates earned and paid.

Net Interest Income
Average Balance Sheet, Interest Income/Expense, Average Rates

                                        1996                              1995                              1994
                            ---------------------------       ----------------------------       ----------------------------
                             Average           Average          Average            Average        Average            Average
(Taxable Equivalent,         Balance  Interest    Rate          Balance  Interest     Rate        Balance  Interest     Rate
  In Thousands)             ---------------------------       ----------------------------       ----------------------------

Assets
Loans, including fees 1,2   $259,924  $ 24,552    9.45%        $248,165  $ 23,835     9.60%      $228,711  $ 20,238     8.85%
Securities
  Taxable                     86,783     5,397    6.22           68,634     4,004     5.83         60,676     2,904     4.79
  Tax-exempt 1                 4,989       361    7.23            3,348       286     8.54          4,334       349     8.05
                            --------  --------                 --------  --------                --------  --------
    Total                     91,772     5,758    6.27           71,982     4,290     5.96         65,010     3,253     5.00

Federal funds sold             7,882       416    5.28           10,072       587     5.83          6,227       253     4.06
                            --------  --------                 --------  --------                --------  --------
    Total earning assets/
    interest income          359,578    30,726    8.55%         330,219    28,712     8.69%       299,948    23,744     7.92%
Cash and due from banks       13,318                             11,972                            11,840
Other assets                   9,060                              9,342                            10,191
                            --------                           --------                          --------
    Total                   $381,956                           $351,533                          $321,979
                            ========                           ========                          ========
Liabilities and Equity
CDs over $100,000           $ 11,204       595    5.31%        $  9,734       589     6.05%      $ 10,867       449     4.13%
Savings and interest checking 61,987     1,351    2.18           60,703     1,371     2.26         64,547     1,407     2.18
Money market deposits         77,578     3,214    4.14           73,336     3,246     4.43         63,165     2,015     3.19
Consumer CDs                 130,359     7,908    6.07          120,714     7,210     5.97        105,492     5,596     5.30
                            --------  --------                 --------  --------                --------  --------
     Total                   281,128    13,068    4.65          264,487    12,416     4.69        244,071     9,467     3.88

Federal funds purchased          461        27    5.86               27         1     6.14            446        18     4.15
FHLB advances                 16,262       971    5.97           11,597       814     7.02          7,499       354     4.72
                            --------  --------                 --------  --------                --------  --------
    Total interest-bearing
    funds/interest expense   297,851    14,066    4.72%         276,111    13,231     4.79%       252,016     9,839     3.91%
                            --------  --------                 --------  --------                --------  --------

Demand deposits               46,844                             42,858                            40,447
Other liabilities              6,172                              4,568                             4,021
Shareholders' equity          31,089                             27,996                            25,495
                            --------                           --------                          --------
         Total              $381,956                           $351,533                          $321,979
                            ========                           ========                          ========
Net interest spread (TE)                          3.82%                               3.90%                             4.01%
                                                  =====                               =====                             =====
Net interest income (TE)              $ 16,660                           $ 15,481                          $ 13,905
                                      ========                           ========                          ========
Net interest margin (TE)                          4.63%                               4.69%                             4.64%
                                                  =====                               =====                             =====

1  Interest income on tax-exempt securities and certain tax-exempt loans has been adjusted to a tax-equivalent basis.

2  Non-accrual loans are excluded.


An analysis of the changes in net interest income is presented in the following table. This analysis highlights the relative effect of changes in the average balances and interest rates.

Analysis of Changes in Net Interest Income

(Taxable Equivalent, In Thousands)                 1996 vs. 1995                        1995 vs. 1994
-------------------------------------------------------------------------------------------------------------
                                           Average    Average        Net       Average    Average         Net
Increase (decrease) due to change in:      Balance       Rate     Change       Balance       Rate      Change
                                           ------------------------------       -----------------------------
Interest income
Loans, including fees                     $  1,167   $   (450)  $    717      $  1,908   $  1,689    $  3,597
Securities
  Taxable                                    1,140        253      1,393           414        686       1,100
  Tax-exempt                                   124        (49)        75           (83)        20         (63)
                                          --------   --------   --------      --------   --------    --------
    Total                                    1,264        204      1,468           331        706       1,037

Federal funds sold                            (118)       (53)      (171)          196        138         334
                                          --------   --------   --------      --------   --------    --------
  Changes in interest income                 2,313       (299)     2,014         2,435      2,533       4,968
-------------------------------------------------------------------------------------------------------------
Interest expense
CDs over $100,000                              112       (106)         6           (51)       191         140
Savings and interest checking                   25        (45)       (20)          (88)        52         (36)
Money market deposits                          182       (214)       (32)          361        870       1,231
Consumer CDs                                   584        114        698           862        752       1,614
                                          --------   --------   --------      --------   --------    --------
  Total interest-bearing deposits              903       (251)       652         1,084      1,865       2,949

Federal funds purchased                         26         --         26           (23)         6         (17)
FHLB advances                                  291       (134)       157           243        217         460
                                          --------   --------   --------      --------   --------    --------
  Changes in interest expense                1,220       (385)       835         1,304      2,088       3,392
                                          --------   --------   --------      --------   --------    --------
  Changes in net interest income          $  1,093   $     86   $  1,179      $  1,131   $    445    $  1,576
                                          ========   ========   ========      ========   ========    ========
-------------------------------------------------------------------------------------------------------------
Any variance attributable jointly to volume and rate changes is allocated to each in proportion to the absolute dollar amount of the changes in volume and rate.

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


                                            1996                            1995                            1994
-----------------------------------------------------------------------------------------------------------------------------
                                  Average                 Net     Average                 Net     Average                 Net
                                  Earning  Interest  Interest     Earning  Interest  Interest     Earning  Interest  Interest
(Taxable Equivalent,               Assets    Spread    Income      Assets    Spread    Income      Assets    Spread    Income
  In Thousands)                 ---------------------------------------------------------------------------------------------
Source of funding
Interest-bearing liabilities     $297,851     3.82%  $ 11,382    $276,111     3.90%  $ 10,779    $252,016     4.01%  $ 10,109

Non-interest-bearing liabilities
  and equity capital               61,727     8.55%     5,278      54,108     8.69%     4,702      47,932     7.92%     3,796
                                 --------            --------    --------            --------    --------            --------
                                 $359,578            $ 16,660    $330,219            $ 15,481    $299,948            $ 13,905
                                 ========            ========    ========            ========    ========            ========
-----------------------------------------------------------------------------------------------------------------------------


Net interest income (TE) increased $1,179,000 or 8 percent, in 1996 as average earning assets increased $29.4 million, or 9 percent, and the net interest margin (net interest income as a percentage of average earning assets) decreased 6 basis points. Earning assets funded with interest-bearing liabilities increased $21.7 million, or 8 percent, and the net interest spread decreased by 8 basis points, adding $603,000 in net interest income. Earning assets funded with non-interest-bearing liabilities and equity capital increased $7.6 million, or 14 percent, and the earning asset rate declined by 14 basis points, contributing $576,000 to the increase in net interest income.

The increase in average earning assets was principally in investment securities, which increased $19.8 million, or 27 percent. The average rate on securities increased 31 basis points. Loans increased $11.8 million, or 5 percent, and the average rate decreased 15 basis points. The primary funding source is deposits. Interest-bearing deposits increased $16.6 million, or 6 percent, and the average rate decreased 4 basis points from 1995. Federal Home Loan Bank Advances increased $4.7 million and the average rate decreased 105 basis points.

In 1995, net interest income increased $1,576,000, or 11 percent, due to increases in average earning assets of $30.3 million, or 10 percent, and the net interest margin increased 5 basis points. The increase in earning assets funded with interest-bearing liabilities, at a decreased interest spread, accounted for $670,000 of the increase in net interest income. The increase in earning assets funded with non-interest-bearing liabilities, at an improved interest spread, added $906,000 in net interest income.

Loan Portfolio Management and Non-Performing Assets

Portfolio Quality

Loan portfolio quality, diversification of the portfolio and the monitoring of potential problem loans are the primary functions of loan portfolio management. The Bank has internally established written loan policies and procedures. Management has established a loan review process which provides for frequent review of the loan portfolio in order to monitor loan portfolio quality and performance. In addition, management conducts a review of loan concentrations which could have an impact on the financial condition of the Bank. As of December 31, 1996, there were no industry concentrations in which the total loans to borrowers in one industry comprised 10 percent or more of total loans.

Loans outstanding at year-end for the five years ended December 31, are shown in the following table according to the type of loan:

(In Thousands)             1996       1995       1994       1993       1992
---------------------------------------------------------------------------
Commercial            $ 122,322  $ 115,084  $ 106,447  $  96,138  $  88,704
Mortgage                 71,346     63,809     56,009     46,967     40,075
Consumer                 59,031     63,328     71,023     66,946     48,338
Revolving Credit         19,483     11,596     10,104      8,329     10,034
Commercial Paper             --      5,285         --         --      9,979
                      ---------  ---------  ---------  ---------  ---------
                      $ 272,182  $ 259,102  $ 243,583  $ 218,380  $ 197,130
                      =========  =========  =========  =========  =========

Maturity and Rate Sensitivity of Selected Loans

The following table presents the remaining maturity of total loans outstanding (excluding residential real estate mortgage and consumer loans) at December 31, 1996, according to scheduled repayments of principal. The amounts due after one year are classified according to the sensitivity to changes in interest rates.

(In Thousands)                                                    Total
--------------------------------------------------------------------------
In one year or less                                            $ 58,020
After one year but within five years
  Interest rates are floating or adjustable                         921
  Interest rates are fixed or predetermined                      56,966
After five years
  Interest rates are floating or adjustable                          27
  Interest rates are fixed or predetermined                       9,548
                                                                -------
     Total                                                     $125,482
                                                               ========
--------------------------------------------------------------------------

Non-Performing Assets and Problem Loans

The following table is a summary of non-performing assets as of December 31:

(In Thousands)                   1996     1995     1994     1993     1992
-------------------------------------------------------------------------
Non-accrual loans              $2,131   $  867   $1,228   $1,497   $1,280
Renegotiated loans                408      606      644      486      196
                               ------   ------   ------   ------   ------
 Total non-performing loans     2,539    1,473    1,872    1,983    1,476
Other real estate                  --      280       53      838    2,407
                               ------   ------   ------   ------   ------
 Total non-performing assets   $2,539   $1,753   $1,925   $2,821   $3,883
                               ======   ======   ======   ======   ======
Non-performing assets as
  a percent of total loans        .93%     .68%     .79%    1.29%    1.97%

Accruing loans 90 days or
  more past due                $  172   $   72   $  128   $    1   $  376
--------------------------------------------------------------------------

In 1996, total non-performing assets increased $786,000, or 45 percent,
due to one long-term credit relationship.   After an extensive
examination of the credit, it was determined to be in the best interest of the Corporation to classify the credit non-accrual, reduce the carrying value and add to the established reserves for the credit.
In addition to loans classified as non-performing or 90 days past due, there were other loans totaling $2,062,000 at December 31, 1996, on which management closely monitors the borrowers' ability to comply with payment terms. Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), as amended by Statement No. 118
(SFAS 118). Implementation of SFAS 114 and SFAS 118 did not have a material impact on the consolidated financial position and results of operations in 1995 as disclosed in Note 5 to the Consolidated
Financial Statements. See Note 2 to the Consolidated Financial Statements, for a description of SFAS 114 and SFAS 118.

Management regularly reviews the loan portfolio to identify loans about which there are concerns that the borrower will be unable to satisfy existing payment terms. Management reports monthly to the Board of Directors information regarding significant past-due and problem loans, non-accrual loans and other real estate owned. Non-performing assets are carried at estimated realizable values and the known losses of principal have been recognized. Management cannot predict which, if any, loans will eventually result in losses.

Included in other assets is $1,041,000 of cash value of life insurance which has been classified non-accrual. The court-approved Plan of Rehabilitation of the insurance carrier calls for a new insurer to assume these policies at full value. The assumption is currently expected to be completed by mid-1997.

The accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that collection of interest is doubtful. The gross interest income that would have been recorded in 1996 on the $2,131,000 of non-accrual loans amounted to $171,000 if the loans would have been current in accordance with their original terms and outstanding throughout the period. The amount of interest income included in net income on these loans amounted to $16,000.

All loans classified for regulatory purposes as loss, doubtful, or substandard have been included in the above disclosures. There were no other interest bearing assets at December 31, 1996 that would be required to be disclosed as non-performing or potential problem loans.

There were no foreign loans outstanding at December 31, 1996.


Provision for Loan Losses

The following table summarizes the provision for loan losses, net loan losses and the allowance for loan losses over the last three years:


(In Thousands)                                1996        1995       1994
-------------------------------------------------------------------------
Provision for loan losses                  $ 1,686     $   745    $   796
Net loan losses                              1,361         445        526
Year-end allowance for loan losses           3,525       3,200      2,900

Allowance as a percent of
  year-end loans                              1.30%       1.24%      1.19%

Net loan losses to average loans
  outstanding                                  .52         .18        .23
-------------------------------------------------------------------------

In 1996, the provision for loan losses increased $941,000 due to a $1.1 million provision related to the long-term credit relationship discussed above under "Non-Performing Assets and Problem Loans."
The charge-down of the carrying value of the credit resulted in the increase in net loan losses in 1996. Excluding the charge-off for this credit, net loan losses as a percent of average loans would have been comparable to 1995 and 1994 and substantially below historical industry norms. The allowance for loan losses at 1.30 percent of loans was considered adequate by management and was 139 percent of non-performing assets at year-end compared to 183 percent and 151 percent at December 31, 1995 and 1994.

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

(In thousands)                    1996     1995     1994     1993     1992
--------------------------------------------------------------------------
Allowance for possible loan
  losses, beginning of period $  3,200 $  2,900 $  2,630 $  2,450 $  2,310
                              -------- -------- -------- -------- --------
Loans charged off:
Commercial                       1,005       17      112       97      323
Real estate mortgages                         7
Consumer                           514      575      539      236      325
Revolving credit                    49       51       67       84      106
--------------------------------------------------------------------------
  Total charge-offs              1,568      650      718      417      754
--------------------------------------------------------------------------
Recoveries:
Commercial                          11       55       85        3       58
Real estate mortgages                         2
Consumer                           182      135       89      119       83
Revolving credit                    14       13       18       28       26
--------------------------------------------------------------------------
  Total recoveries                 207      205      192      150      167
--------------------------------------------------------------------------
Net charge-offs                  1,361      445      526      267      587
--------------------------------------------------------------------------
Provision charged to expense     1,686      745      796      447      727
--------------------------------------------------------------------------
Allowance for possible loan
  losses, end of period       $  3,525 $  3,200 $  2,900 $  2,630 $  2,450
==========================================================================

Total loans outstanding at
  end of period               $272,182 $259,102 $243,583 $218,380 $197,130
                              ======== ======== ======== ======== ========
Average total loans
  outstanding for the year    $260,745 $249,769 $230,251 $205,410 $191,029
                              ======== ======== ======== ======== ========
Ratio of net charge offs
  to daily average loans
  outstanding                     0.52%    0.18%    0.23%    0.13%    0.31%
                                  ====     ====     ====     ====     ====
--------------------------------------------------------------------------

Allocation of the Allowance for Loan Losses

The allocation of the allowance for possible loan losses for the years ended December 31 is:

                                          Real estate
                                Consumer    mortgage/
(In thousands)     Commercial  and other  construction  Unallocated  Total
--------------------------------------------------------------------------
1996 Allowance amount  $1,826    $  538       $   75     $1,086    $3,525
  % loans/total loans    45.0%     28.8%        26.2%        --       100%

1995 Allowance amount  $1,378    $  602       $   75     $1,145    $3,200
  % loans/total loans    46.5%     28.9%        24.6%        --       100%

1994 Allowance amount  $1,055    $  574       $   60     $1,211    $2,900
  % loans/total loans    43.7%     33.3%        23.0%        --       100%

1993 Allowance amount  $1,104    $  495       $   95     $  936    $2,630
  % loans/total loans    43.9%     34.5%        21.6%        --       100%

1992 Allowance amount  $  729    $  340       $   12     $1,369    $2,450
  % loans/total loans    47.8%     30.9%        21.3%        --       100%

-------------------------------------------------------------------------

Non-Interest Income
Total non-interest income increased $833,000, or 17 percent, from 1995. Income from the origination, sales and servicing of mortgage loans increased $430,000, or 40 percent, due to an increase in fees and gains on loans sold of 71 percent in 1996. Effective July 1, 1995, the Bank adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). This standard requires capitalizing the cost of mortgage servicing rights on loans sold which is then amortized over the estimated period of servicing income. The adoption of SFAS 122 increased gains on loans sold $454,000 in 1996 and $154,000 in 1995.

Trust income increased $282,000, or 16 percent, in 1996, as funds under management increased $53 million, or 18 percent. Other service charges and fees increased 18 percent due to income earned from the sale of credit life insurance. Other income increased due to the 42 percent growth in fees earned from the sale of investment products through a third party vendor with offices in the Bank's branches.

In 1995, total non-interest income increased $174,000, or 4 percent.
Income from the origination, sales and servicing of mortgage loans decreased $71,000, or 6 percent, as fees and gains on loans sold decreased 17 percent, or $123,000, due to the reduced new loan volume resulting from higher rates in 1995. Loan servicing income increased $52,000, or 12 percent, over 1994. Trust fees increased $254,000, or 16 percent, due to a 17 percent increase in assets under management. Other service charges and fees increased 7 percent due to ATM and credit card fees.

Non-Interest Expense
In 1996, total non-interest expense increased $367,000, or 3 percent. Total personnel expense increased $584,000, or 7 percent, as salaries and wages increased $509,000, or 10 percent, due to increased staffing and normal salary increases.

Equipment expense for 1996 decreased $42,000, or 5 percent, due to a $69,000 reduction in depreciation expense.

Other operating expenses decreased $200,000, or 5 percent, in 1996.
FDIC insurance expense decreased $211,000, or 58 percent. As of June 1, 1995 FDIC rates were reduced from $.23 per $100 of deposits to $.04, and for 1996, the rate was the statutory minimum of $2,000 per year for well-capitalized banks. Included in 1996 expense was a $113,000 congressionally mandated payment to the Savings Association Insurance Fund (SAIF). For 1997, congress mandated a fee of $.013 per $100 of deposits for the FICO Bonds as part of the SAIF resolution (see "Item 1 - Business, Supervision and Regulation"). Other areas of expense were comparable to 1995.

In 1995, total non-interest expense increased $1,253,000, or 10 percent. Personnel expense increased $1,079,000, or 16 percent, due to the $698,000, or 38 percent, increase in benefit costs related to the change in the Corporation's stock price from year to year and the increase in the profit sharing incentive award of $110,000, or 25 percent. Occupancy expense increased 7 percent for branch remodeling costs.

Other operating expense increased $59,000, or 2 percent, in 1995. FDIC insurance expense decreased $254,000, or 41 percent, due to the reduction in FDIC rates. Legal and professional fees increased $69,000, or 25 percent. Other areas of expense increased due to the growth of the Bank.

Federal Income Taxes
Federal income tax expense for 1996 was $2,259,000, compared to $2,007,000 in 1995 and $1,841,000 in 1994, due to the increased profitability of the Corporation. The Corporation's effective tax rate has been substantially unchanged from 1994 through 1996 due to the consistency of statutory tax rates and the relative percentage of tax-exempt income.

Capital Resources and Cash Dividends
The foundation of a strong financial institution is a strong capital base. Shareholders' equity in 1996 increased $2.7 million, or 9 percent, to $32.7 million at year-end 1996. During 1995, total shareholders' equity increased $3.7 million, or 14 percent, over 1994. Shareholders' equity was 8.2 percent of total assets at December 31, 1996, comparable to 1995.

The federal bank regulatory agencies have established capital standards for financial institutions. The Corporation's capital ratios are all significantly above the guidelines for well-capitalized institutions, the highest capital standard. Note 18 to the Consolidated Financial Statements details the Corporation's regulatory capital and the capital standards.

Total dividends in 1996 were $2,100,000, or $1.21 per share, compared to the $1,671,000, or $.97 per share in 1995, a 26 percent increase. The dividend payout ratio was 46 percent in 1996 and 40 percent in 1995 and 1994. A 5 percent and a 25 percent stock dividend were paid in November of 1996 and 1995. Cash dividends per share have increased at an average annual rate of 19 percent since 1991. Future dividends, if any, are declared at the discretion of the Board of Directors and may be determined by the financial performance, future prospects and capital requirements of the Corporation.

The Corporation's principal source of funds to pay cash dividends is the earnings of its subsidiary, Empire National Bank. Consequently, cash dividends depend upon the earnings, capital needs, regulatory restraints and other factors affecting the Bank. See Note 19 to the Consolidated Financial Statements.

The Corporation maintains a five-year capital plan and utilizes a formal strategic planning process. Management and the Board continue to monitor long-term goals, which include maintaining capital growth in relation to asset growth and the retention of earnings to fund growth while providing returns to shareholders.


Interest Rate Sensitivity and Liquidity
Asset and liability management involves the development and implementation of strategies to maximize net interest income, minimize the vulnerability of earnings to major changes in interest rates and allow the Bank to profitably compete in all phases of the business cycle. This process is carried out through monthly meetings of senior officers representing lending, deposit-gathering, funds management and marketing.

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

One measure of interest rate risk is "gap," which represents the cumulative difference between the amount of assets and liabilities maturing or repricing at various time intervals. In measuring the interest rate risk gap, management estimates loan repayments and early withdrawals of deposits and the interest sensitivity of assets and liabilities which do not mature or reprice. Because assets and liabilities do not reprice in the same manner as interest levels change, the gap should not be viewed as a sole indicator of how the net interest income of the Bank will be affected by changes in interest rates. The Bank continually monitors and has maintained within its policy a one-year rate sensitive asset-to-liability ratio (RSA-RSL) of between 0.8 and 1.2. The one-year RSA-RSL ratio was
0.8 and 0.9 at December 31, 1996 and 1995.

The following table represents rate sensitivity analysis of interest-bearing assets and liabilities at December 31, 1996:

                                  Interest Sensitivity Period
                                0-90   91-365     0-365     OVER 1
(In Thousands)                  DAYS     DAYS      DAYS       YEAR     TOTAL
----------------------------------------------------------------------------
Assets
Loans                       $ 87,774  $56,121  $143,895   $128,287  $272,182
Securities                    10,242   21,493    31,735     66,843    98,578
Federal funds sold                --       --        --         --        --
                            --------  -------  --------   --------  --------
Total interest-earning
  assets                      98,016   77,614   175,630    195,130   370,760
                            --------  -------  --------   --------  --------
Liabilities and Equity
Savings & Interest Checking   63,807       --    63,807         --    63,807
Money Market Deposits         83,117       --    83,117         --    83,117
Time Deposits                 23,261   46,158    69,419     73,454   142,874
Federal Funds Purchased        5,500       --     5,500         --     5,500
FHLB advances                  4,000       --     4,000      8,000    12,000
                            --------  -------   -------   --------  --------
Total interest-bearing
  liabilities                179,685   46,158   225,843     81,454   307,298
                            --------  -------   -------   --------  --------
Interest-earning assets
  less interest-bearing
  liabilities               ($81,669) $31,456  ($50,213)  $113,676  $ 63,462
                            ========  =======  =========  ========  ========
----------------------------------------------------------------------------

The Bank measures the impact of changes in interest rates on net interest income through a comprehensive analysis of the Bank's interest rate sensitive assets and liabilities. This analysis takes into consideration projected changes in market interest rates and alternative rate scenarios, change in the rate of individual interest rate sensitive assets and liabilities and the effect of competition. Through this quarterly analysis, management is able to measure the projected effect on net interest income. During the annual planning process, net interest income is projected using alternative interest rate scenarios to determine the effect of changing interest rates on net interest income.

The period of 1994 through 1996 included periods of sustained significant interest rate decreases and increases as well as changes in the shape of the yield curve. A stable net interest margin and the steady increase in net interest income demonstrates the effectiveness of these risk management techniques.

                        1996     1995     1994     1993     1992
-----------------------------------------------------------------
Net Interest Margin     4.63%    4.69%    4.64%    4.76%    4.88%
-----------------------------------------------------------------

Liquidity management is closely related to asset and liability management. Liquidity management maintains the resources to fund withdrawals and other operating requirements. Monitoring maturities and future commitments and the use of short-term investments are integral parts of liquidity management.

The primary objective of the Bank's investment portfolio is to invest in securities of high quality that will provide a reasonable return and will allow the Bank to maintain a sound liquidity position. Management of the portfolio is an integral part of liquidity and interest rate risk management. The Bank does not have complex or leveraged derivatives or structured notes in its portfolio.

The Board of Directors has established policies regarding the potential price fluctuation of the portfolio of securities available for sale. This portfolio had net unrealized gains of $264,000 and $506,000 at December 31, 1996 and 1995. The price fluctuations experienced during 1996 and 1995 were primarily due to changes in market interest rates and were well within the policies established by the Board of Directors. Realization of any unrealized gain or loss will depend upon the future portfolio management, interest rate risk management and liquidity needs of the Bank. The regulatory agencies do not include the net unrealized gain in the calculation of regulatory capital.

An analysis of securities for the five years ended December 31 were as follows:
Available for sale

(In Thousands)            1996      1995      1994      1993       1992
------------------------------------------------------------------------
Equity                 $ 2,453   $ 2,425   $ 1,495   $    --    $    --
US Government
 and agency             32,119    27,154    21,857        --         --
                       -------   -------   -------   -------    -------
  Total                $34,572   $29,579   $23,352   $    --    $    --
                       =======   =======   =======   =======    =======

Mortgage-backed        $27,202   $18,250   $ 7,980   $    --    $    --
                       =======   =======   =======   =======    =======


Held to maturity

(In Thousands)            1996      1995      1994      1993       1992
-----------------------------------------------------------------------

US Government
 and agency            $17,489   $23,530   $24,320   $46,148    $37,848
State and municipal      7,872     5,171     3,354     6,339      7,120
Other                   11,443     7,782     4,414     6,220      4,659
                       -------   -------   -------   -------    -------
  Total                $36,804   $36,483   $32,088   $58,707    $49,627
                       =======   =======   =======   =======    =======

Mortgage-backed        $    --   $    --   $   811   $ 7,123    $15,183
                       =======   =======   =======   =======    =======
-----------------------------------------------------------------------

Other than securities guaranteed by the US Government or its agencies, the Bank held no investment securities from any one issuer that exceed ten percent of stockholders' equity at December 31, 1996.

Deposit growth through core deposits provides the primary funding for increases in loans and investment securities. Core deposits include demand deposits, savings and money market accounts and certificates of deposit of consumer and corporate customers. Core deposits represented
98 percent and 97 percent of total deposits at December 31, 1996 and 1995.

Management regularly assesses the ability of the Bank to raise funds through certificates of deposit in denominations of $100,000 or more in the local and regional market area and has established conservative guidelines for the total funding to be provided by these deposits. These deposits were less than 3 percent of total deposits at December 31, 1996 and 1995.

Management also believes that an integral part of liquidity management is the development of other sources of funding. It is management's policy to actively cultivate and maintain relationships with correspondent and other banks for sales of loans for liquidity, credit and interest rate risk management. Additionally, the Bank has federal funds lines with correspondent banks and may borrow from the Federal Reserve Bank.

The Bank is a member of the Federal Home Loan Bank of Indianapolis, which provides an additional source of liquidity and long-term funds to meet the borrowing needs of customers. Advances from the Federal Home Loan Bank of Indianapolis are secured through the pledge of investment securities or mortgage loans. Federal Home Loan Bank advances were $12 million and $17 million at December 31, 1996 and 1995. Management believes that with the combination of federal funds lines and borrowings from the Federal Reserve Bank and the Federal Home Loan Bank, the Bank has more than adequate resources available to meet liquidity needs and to provide for growth.

Sources and Uses of Funds Trends
This table is an analysis of the changes in the average balances for the last two years:

Analysis of Changes in Average Balances

(In Thousands)                                   1996                                    1995                      1994
-----------------------------------------------------------------------------------------------------------------------
                                               Increase/(Decrease)                     Increase/(Decrease)
                                  Average      ------------------         Average     -------------------       Average
                                  Balance      Amount     Percent         Balance      Amount     Percent       Balance
                                 --------------------------------        --------------------------------      --------
Assets
Loans                            $259,924    $ 11,759         4.7%       $248,165    $ 19,454        8.5%      $228,711
Securities
  Taxable                          86,783      18,149        26.4          68,634       7,958       13.1         60,676
  Tax-exempt                        4,989       1,641        49.0           3,348        (986)     (22.8)         4,334
                                 --------    --------                    --------    --------                  --------
    Total                          91,772      19,790        27.5          71,982       6,972       10.7         65,010

Federal funds sold                  7,882      (2,190)      (21.7)         10,072       3,845       61.7          6,227
                                 --------    --------                    --------    --------                  --------
    Total earning assets          359,578      29,359         8.9         330,219      30,271       10.1        299,948

Cash and due from banks            13,318       1,346        11.2          11,972         132        1.1         11,840
Other assets                        9,060        (282)       (3.0)          9,342        (849)      (8.3)        10,191
                                 --------    --------                    --------    --------                  --------
    Total                        $381,956    $ 30,423         8.7%       $351,533    $ 29,554        9.2%      $321,979
                                 ========    ========                    ========    ========                  ========
-----------------------------------------------------------------------------------------------------------------------
Liabilities and Equity
CDs over $100,000                $ 11,204    $  1,470         15.1%      $  9,734    $ (1,133)     (10.4)%     $ 10,867
Savings and interest checking      61,987       1,284          2.1         60,703      (3,844)      (6.0)        64,547
Money market deposits              77,578       4,242          5.8         73,336      10,171       16.1         63,165
Consumer CDs                      130,359       9,645          8.0        120,714      15,222       14.4        105,492
                                 --------    --------                    --------    --------                  --------
    Total                         281,128      16,641          6.3        264,487      20,416        8.4        244,071

Federal funds purchased               461         434      1,607.4             27        (419)     (93.9)           446
FHLB advances                      16,262       4,665        40.2          11,597       4,098       54.6          7,499
                                 --------    --------                    --------    --------                  --------
    Total interest-bearing funds  297,851      21,740         7.9         276,111      24,095        9.6        252,016
Demand deposits                    46,844       3,986         9.3          42,858       2,411        6.0         40,447
Other liabilities                   6,172       1,604        35.1           4,568         547       13.6          4,021
Shareholders' equity               31,089       3,093        11.0          27,996       2,501        9.8         25,495
                                 --------    --------                    --------    --------                  --------
    Total                        $381,956    $ 30,423         8.7%       $351,533    $ 29,554        9.2%      $321,979
                                 ========    ========                    ========    ========                  ========
-----------------------------------------------------------------------------------------------------------------------

Total average earning assets increased $29.4 million, or 9 percent, in 1996. The increase in average loans was primarily in mortgage loans, which increased $6.8 million, or 11 percent, particularly in residential construction loans. Commercial loans increased $7.3 million, or 7 percent. Average consumer loans decreased $2.3 million, or 3 percent, due to run-off on the indirect loan portfolio. Direct consumer lending increased substantially, particularly in home equity lines of credit.
The substantial increase in the securities portfolio was in mortgage-backed and corporate securities with average lives and terms of five years or less.

The increase in average earning assets was primarily funded by a $21.7 million, or 8 percent, increase in average total interest-bearing funds. The increase in average interest-bearing deposits was in consumer certificates of deposit and money market accounts. Total non-interest bearing funds invested in earning assets increased $7.6 million, or 14 percent. Average time certificates in denominations of $100,000 or more represented 3 percent of average total deposits in 1996 and 1995 and 4 percent in 1994, significantly below the levels of banks of comparable size. With the growth in average earning assets, deposit funding was augmented with Federal Home Loan Bank advances.

In 1995, total average earning assets increased $30.3 million, or 10 percent, which was primarily in loans. The loan portfolio increase was in mortgage loans of $12.4 million, or 26 percent, and commercial loans of $10.5 million, or 10 percent. Consumer loans decreased $3.5 million, or 4 percent, due to a reduced emphasis on indirect lending and a concentration on direct lending.

The increase in average earning assets was funded primarily with interest-bearing deposits. Total non-interest-bearing funds invested in earning assets increased $6.2 million, or 13 percent.

Item 8 - Financial Statements and Supplementary Data
Consolidated Balance Sheet-Empire Banc Corporation

(In Thousands, Except Share Data)                            December 31
                                                           1996       1995
Assets
Cash and due from banks                                $ 22,603   $ 13,858
Federal funds sold                                           --      8,000
                                                       --------   --------
 Cash and cash equivalents                               22,603     21,858
Securities
 Available for sale, at fair value                       34,572     29,579
 Held to maturity                                        36,804     36,483
 (fair value: 1996-$37,038, 1995-$36,946)
Mortgage-backed securities
 Available for sale, at fair value                       27,202     18,250

Loans                                                   272,182    259,102
 Less: allowance for loan losses                         (3,525)    (3,200)
                                                       --------   --------
  Net loans                                             268,657    255,902
Premises and equipment, net                               3,985      3,623
Other real estate                                            --        280
Accrued income and other assets                           6,996      6,451
                                                       --------   --------
  Total assets                                         $400,819   $372,426
                                                       ========   ========
Liabilities
Deposits
 Non-interest-bearing                                  $ 54,556   $ 46,702
 Interest-bearing                                       289,798    272,838
                                                       --------   --------
  Total deposits                                        344,354    319,540

Federal funds purchased                                   5,500         --
Federal Home Loan Bank advances                          12,000     17,000
Accrued expense and other liabilities                     6,292      5,881
                                                       --------   --------
  Total liabilities                                     368,146    342,421

Shareholders' equity
Preferred stock-$1 par value,
 2,000,000 shares authorized, none outstanding
Common stock-$5 par value, 5,000,000 shares authorized,
 shares outstanding: 1996-1,746,009; 1995-1,648,767       8,730      8,244
Paid-in-capital                                          12,350      9,377
Retained earnings                                        11,419     12,050
Net unrealized gain on securities available for sale,
 net of tax: 1996- $89, 1995- $172                          174        334
                                                       --------   --------
  Total shareholders' equity                             32,673     30,005
                                                       --------   --------
  Total liabilities and shareholders' equity           $400,819   $372,426
                                                       ========   ========
The accompanying notes are an integral part of these Consolidated
Financial Statements.

Consolidated Statement of Income-Empire Banc Corporation

                                                 Year Ended December 31
(In Thousands, Except Share Data)             1996        1995        1994
Interest Income
 Loans, including fees                     $24,536     $23,820     $20,233
 Taxable securities
  Available for sale                         3,548       2,233       1,481
  Held to maturity                           1,849       1,771       1,422
Tax-exempt securities - held to maturity       250         195         239
Federal funds sold                             416         587         253
                                           -------     -------     -------
  Total interest income                     30,599      28,606      23,628

Interest Expense
 Deposits                                   13,068      12,416       9,467
 Federal funds purchased                        27           1          18
 Federal Home Loan Bank advances               971         814         354
                                           -------     -------     -------
  Total interest expense                    14,066      13,231       9,839
                                           -------     -------     -------
  Net interest income                       16,533      15,375      13,789
Provision for loan losses                    1,686         745         796
                                           -------     -------     -------
  Net interest income after
  provision for loan losses                 14,847      14,630      12,993

Non-Interest Income
 Mortgage sales and servicing                1,500       1,070       1,141
 Service charges on deposit accounts         1,276       1,302       1,324
 Trust income                                2,099       1,817       1,563
 Other service charges and fees                570         482         450
 Other income                                  405         351         354
 Security (losses)/gains                        --          (5)         11
                                           -------     -------     -------
  Total non-interest income                  5,850       5,017       4,843

Non-Interest Expense
 Salaries and employee benefits              8,450       7,866       6,787
 Occupancy                                   1,031       1,006         938
 Furniture and equipment                       817         859         812
 Other expense                               3,563       3,763       3,704
                                           -------     -------     -------
  Total non-interest expense                13,861      13,494      12,241
                                           -------     -------     -------
  Income before federal income taxes         6,836       6,153       5,595
Federal income taxes                         2,259       2,007       1,841
                                           -------     -------     -------
  Net income                               $ 4,577     $ 4,146     $ 3,754
                                           =======     =======     =======
Earnings per share *                       $  2.44     $  2.25     $  2.05
Average shares outstanding*              1,875,754   1,841,716   1,832,205

*  Retroactively adjusted for a 5% stock dividend in November 1996.
The accompanying notes are an integral part of these Consolidated
Financial Statements.

Consolidated Statement of Cash Flows-Empire Banc Corporation

(In Thousands)                                           Year Ended December 31
                                                       1996        1995       1994
Operating Activities
Net income                                          $ 4,577     $ 4,146    $ 3,754
Adjustments to reconcile net income to net
  cash from operating activities:
 Depreciation and amortization                          704         780        747
 Provision for loan losses                            1,686         745        796
 Mortgage loans originated for sale                 (60,761)    (42,904)   (49,533)
 Sale of mortgage loans                              60,936      42,210     51,655
 Net loss/(gain) on securities available for sale        --           5        (11)
 Net amortization/accretion on securities               315         471        987
 Change in:
  Deferred taxes                                       (361)       (504)      (234)
  Interest receivable                                    (9)       (407)      (271)
  Interest payable                                       --         211        128
  Other assets                                          187         216      1,249
  Other liabilities                                     294       1,090        296
                                                    -------     -------    -------
  Total adjustments                                   2,991       1,913      5,809
                                                    -------     -------    ------
   Net cash from operating activities                 7,568       6,059      9,563
                                                    -------     -------    -------
Investing activities
 Securities available for sale
  Proceeds from sales                                    --       1,995      1,010
  Proceeds from maturities                           20,145      10,130      7,247
  Purchases                                         (34,542)    (24,645)   (12,710)
 Securities held to maturity
  Proceeds from maturities                           15,272      17,271     22,010
  Purchases                                         (15,698)    (24,028)   (17,708)
 Loans granted, net of repayments                   (14,616)    (15,270)   (27,851)
 Premises and equipment expenditures                 (1,117)       (464)      (514)
 Proceeds from disposal of assets                        51          --         --
                                                    --------    --------   -------
   Net cash from investing activities               (30,505)    (35,011)   (28,516)
                                                    --------    --------   -------
Financing activities
 Net increase in deposits                            24,814      21,550     18,448
 Net increase in federal funds purchased              5,500          --         --
 Cash dividends paid                                 (1,983)     (1,698)    (1,302)
 Federal Home Loan Bank advances                     (5,000)      9,000      3,000
 Issuance of common stock                               351         331         84
                                                    -------     -------    -------
   Net cash from financing activities                23,682      29,183     20,230
                                                    -------     -------    -------
   Net increase in cash and cash equivalents            745         231      1,277

Cash and cash equivalents at January 1               21,858      21,627     20,350
                                                    -------     -------    -------
Cash and cash equivalents at December 31            $22,603     $21,858    $21,627
                                                    =======     =======    =======

(In Thousands)
                                             Year Ended December 31
                                          1996        1995       1994

Interest paid                          $14,066     $13,019    $ 9,712
Income taxes paid                        2,575       2,315      2,103

Transfer of securities from held to
maturity to available for sale upon
adoption of SFAS 115 and interpretations    --       2,883     26,708
---------------------------------------------------------------------

The accompanying notes are an integral part of these Consolidated
Financial Statements.

Consolidated Statement of Changes in Shareholders' Equity
Empire Banc Corporation

                                                                                                   Net       Total
                                                                                            Unrealized       Share-
                                                         Common      Paid-In     Retained         Gain     holders'
(In Thousands, Except Share Data)           Shares        Stock      Capital     Earnings       (Loss)       Equity
-------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1994               1,299,302    $   6,496    $   9,039    $   8,969    $            $  24,504
Net unrealized gain on securities
  available for sale, net of tax of $55                                                            107          107
Net income for 1994                                                                 3,754                     3,754
Common stock issued                          5,000           25           59                                     84
Change in net unrealized gain/(loss)
  on securities available for sale,
  net of tax of $318                                                                              (618)        (618)
Cash dividends - $.88 per share                                                    (1,499)                   (1,499)
                                         ---------    ---------    ---------    ---------    ---------    ---------
  Balance at December 31, 1994           1,304,302        6,521        9,098       11,224         (511)      26,332

Net income for 1995                                                                 4,146                     4,146
Common stock issued                         15,650           79          257                                    336
25% stock dividend                         328,815        1,644                    (1,649)                       (5)
Directors' deferred compensation plan                                     22                                     22
Change in net unrealized gain/(loss)
  on securities available for sale,
  net of tax of $435                                                                               845          845
Cash dividends - $.97 per share                                                    (1,671)                   (1,671)
                                         ---------    ---------    ---------    ---------    ---------    ---------
  Balance at December 31, 1995           1,648,767        8,244        9,377       12,050          334       30,005

Net income for 1996                                                                 4,577                     4,577
Common stock issued                         14,352           72          250                                    322
5% stock dividend                           82,890          414        2,694       (3,108)
Directors' deferred compensation plan                                     29                                     29
Change in net unrealized gain/(loss)
  on securities available for sale,
  net of tax of $82                                                                               (160)        (160)
Cash dividends - $1.21 per share                                                   (2,100)                   (2,100)
                                         ---------    ---------    ---------    ---------    ---------    ---------
  Balance at December 31, 1996           1,746,009    $   8,730    $  12,350    $  11,419    $     174    $  32,673
                                         =========    =========    =========    =========    =========    =========

Per share amounts have been adjusted for stock dividends.
The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1 - Nature of Operations

Empire Banc Corporation, a one-bank holding company for Empire National Bank, is the largest independent bank holding company in northern Michigan. The Bank is in the general commercial, retail and mortgage banking business, providing a full range of loan and deposit products. It operates a trust department providing fiduciary, investment and other related services and has contracted with a full-service brokerage firm to make available a variety of investment products to the Bank's customers.

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

Statement of Cash Flows - Cash and cash equivalents includes cash on hand, demand deposits in other institutions and federal funds sold. Cash flows for customer loan and deposit transactions and for deposits made with other financial institutions are reported net.

Securities - Securities available for sale may be sold prior to maturity due to changes in interest rates, prepayment risks, yield and availability of alternative investments, liquidity needs or other factors. Securities available for sale are reported at fair value and the net unrealized gain or loss is reported, net of related tax, as a separate component of shareholders' equity. If a security is sold or called, the adjusted cost of the specific security is used to compute the gain or loss. Securities held to maturity are those securities which management has the ability and positive intent to hold to maturity. Securities held to maturity are stated at amortized cost. Premiums and discounts are recognized in interest income using the interest method.

Allowance for Loan Losses - The allowance for loan losses represents the amount management estimates is adequate to provide for losses inherent in the loan portfolio. Management determines the allowance for loan losses by reviewing selected loans (including large loans, non-accrual loans and problem and delinquent loans) and establishing specific loss allocations on these loans. Historical loss information and local economic conditions are considered in establishing allowances on the remaining loans. The allowance is increased by provisions charged to expense and reduced by loan losses, net of recoveries.

Effective January 1, 1995 the Corporation adopted Statement of Financial Accounting Standards No. 114 (SFAS 114) and Statement No. 118 (SFAS 118), on loan impairment. Impaired loans are measured based on the present value of expected cash flows discounted at each loan's effective interest rate or at the fair value of collateral if the loan is collateral dependent. Impaired loans are reduced to the present value of expected future cash flows or to the fair value of collateral by allocating a portion of the allowance for loan losses. Adopting these standards in 1995 was not material.

Smaller-balance homogeneous loans include residential first mortgage, residential construction, automobile, home equity and second mortgage loans, and are collectively evaluated for impairment. Commercial loans and first mortgage loans secured by other properties are evaluated individually for impairment. Non-accrual loans rated substandard, doubtful and loss under the Corporation's loan evaluation system, are considered impaired. Loans, or portions thereof, are charged off when deemed uncollectible.
SFAS 114 and SFAS 118 disclosures for impaired loans are not materially different from non-accrual and renegotiated loan disclosures or non-performing asset and past-due disclosures.

Premises and Equipment - Premises and equipment are depreciated over their estimated useful lives and are stated at cost less accumulated depreciation. Depreciation is computed principally using the straight-line method.

Other Real Estate - Other real estate is carried at the lower of cost or fair value less estimated costs to sell. Reduction to fair value at acquisition from a related loan is accounted for as a loan loss.
Subsequent reduction in fair value is charged to other non-interest expense. Costs incurred to carry other real estate are expensed.

Interest and Fees on Loans - Interest on loans is accrued over the term of the loans based upon the principal outstanding. Interest accrual is discontinued when management believes, after considering economic and business conditions and collection efforts, that collection of interest is doubtful. Loans are generally moved to non-accrual status at 90 days or more past due. Under SFAS 114 and SFAS 118, the carrying value of impaired loans is periodically adjusted for cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments of interest income are reported as such.

Loan origination and commitment fees and related costs are recognized over the life of the loan as a yield adjustment. Fees on loans sold are recognized upon sale.

Loan Servicing Rights - The Bank originates and purchases mortgage loans for sale to the secondary market and sells the loans with servicing retained. Effective July 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 122 (SFAS 122). For servicing retained, this Statement requires capitalizing the cost of mortgage servicing rights, regardless of whether those rights were acquired through purchase or origination activities. Prior to adoption of SFAS 122, only purchased loan servicing rights were capitalized.

Beginning July 1, 1995, the cost of mortgage loans originated with the intent to sell is allocated between the servicing right and the loan without servicing, based on their relative fair values. The capitalized cost of loan servicing rights is amortized in proportion to and over the period of estimated net servicing revenue.

Mortgage servicing rights are periodically evaluated for impairment by stratifying them based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type (i.e., conventional or government insured, fixed or adjustable rate), term (i.e., 15-year or 30-year), and note rate. Impairment represents the excess of cost of an individual mortgage rights stratum over its fair value and is recognized through a valuation allowance.

Income Taxes - Income tax expense is based on the taxes due on the tax return plus the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using current tax rates. Valuation allowances reduce deferred tax assets to the amounts expected to be realized.

Use of Estimates - Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas where estimates are used include the allowance for loan losses, carrying value of mortgage servicing rights, fair values of financial instruments, the accrued liability associated with the defined benefit pension plan and supplemental retirement plan, the carrying value of impaired loans, deferred tax assets, the estimated life of loans and securities and the carrying value of other real estate. Estimates more susceptible to change in the near term include the allowance for loan losses, carrying value of mortgage servicing rights, fair value of financial instruments and the defined benefit pension plan and supplemental retirement plan liabilities.

Earnings Per Share - Earnings per share of common stock are computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. All per share data presented is retroactively adjusted for all stock dividends and splits. The Corporation declared and issued a 5% stock dividend in November 1996 and a stock split effected in the form of a 25% stock dividend in November 1995.

Long-lived Assets - Long-lived assets and certain identifiable intangibles are reviewed for impairment, pursuant to Statement of Financial Accounting Standards No. 121(SFAS 121), whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Stock-Based Compensation - The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). This Statement establishes a fair value based method of accounting for employee stock options and similar equity instruments and encourages all companies to adopt this method. However, the Statement allows companies to continue measuring compensation cost for such plans using accounting guidelines in place prior to SFAS 123. The accounting recognition provisions of SFAS 123 have not been adopted, as the Corporation measures compensation for employee stock plans using accounting guidance in place prior to

SFAS 123. There were no stock options granted in 1996 or 1995 requiring pro-forma disclosures of net income and earnings per share under SFAS 123.

Reclassifications - Certain prior year amounts have been reclassified to conform with current year's presentation.


Note 3 - Cash and Cash Equivalents

The Bank is required to maintain non-interest-bearing reserve balances with the Federal Reserve. Required reserve balances at December 31, 1996 and 1995 were $4,849,000 and $3,976,000.


Note 4 - Securities

Securities and their fair values at December 31 were as follows:


Available for sale
                                                    Unrealized         Fair
(In Thousands)                           Cost     Gains    Losses     Value
---------------------------------------------------------------------------
1996
  U.S. government and agency         $ 32,073  $    143  $     97  $ 32,119
  Equity                                2,330       123        --     2,453
                                     --------  --------  --------  --------
                                     $ 34,403  $    266  $     97  $ 34,572
                                     ========  ========  ========  ========

  Mortgage-backed                    $ 27,107  $    158  $     63  $ 27,202
                                     ========  ========  ========  ========

1995
  U.S. government and agency         $ 26,930  $    301  $     77  $ 27,154
  Equity                                2,330        95        --     2,425
                                     --------  --------  --------  --------
                                     $ 29,260  $    396  $     77  $ 29,579
                                     ========  ========  ========  ========

  Mortgage-backed                    $ 18,063  $    221  $     34  $ 18,250
                                     ========  ========  ========  ========


Held to maturity
                                                    Unrealized         Fair
(In Thousands)                           Cost     Gains    Losses     Value
---------------------------------------------------------------------------
1996
  U.S. government and agency         $ 17,489  $    120  $     --  $ 17,609
  State and municipal                   7,872        79        14     7,937
  Other                                11,443        52         3    11,492
                                     --------  --------  --------  --------
                                     $ 36,804  $    251  $     17  $ 37,038
                                     ========  ========  ========  ========

1995
  U.S. government and agency         $ 23,530  $    292  $     20  $ 23,802
  State and municipal                   5,171       101         7     5,265
  Other                                 7,782       101         4     7,879
                                     --------  --------  --------  --------
                                     $ 36,483  $    494  $     31  $ 36,946
                                     ========  ========  ========  ========
---------------------------------------------------------------------------

Sales of available for sale securities:
There were no sales of securities available for sale during 1996.

(In Thousands)                           1996      1995      1994
-----------------------------------------------------------------
Proceeds                             $     --  $  1,995  $  1,010
Gross gains                                --        --        11
Gross losses                               --         5        --
-----------------------------------------------------------------

Pursuant to the FASB Special Report on Statement No. 115, securities with a carrying value of $2,853,000, fair value of $2,883,000 and unrealized gain of $30,000, were transferred at fair value to available for sale on December 31, 1995.

Scheduled maturities of securities available for sale and held to maturity at December 31, 1996 were as follows:


Available for sale
                                              Fair
(In Thousands)                   Cost        Value    Yield
-----------------------------------------------------------
Due in one year or less       $ 8,193      $ 8,185     5.96%
Due from one to five years     23,880       23,934     6.14%
Equity                          2,330        2,453     6.97%
                              -------      -------
                              $34,403      $34,572     6.15%
                              =======      =======

Mortgage-backed               $27,107      $27,202     6.53%
                              =======      =======

-----------------------------------------------------------


Held to Maturity
                                              Fair
(In Thousands)                   Cost        Value    Yield
-----------------------------------------------------------
Due in one year or less       $12,259      $12,303     6.73%
Due from one to five years     23,690       23,863     6.54%
Due from five to ten years        855          872     6.68%
                              -------      -------
                              $36,804      $37,038     6.61%
                              =======      =======
-----------------------------------------------------------

Investment securities with a book value of $21,417,000 at December 31, 1996 were pledged to secure public deposits, Federal Home Loan Bank advances and for other purposes.

Note 5 - Loans

The following is a summary of loans at December 31:

(In Thousands)                                             1996       1995
--------------------------------------------------------------------------
Commercial                                             $122,322   $115,084
Mortgage                                                 71,346     63,809
Consumer                                                 59,031     63,328
Revolving credit                                         19,483     11,596
Commercial paper                                             --      5,285
                                                       --------   --------
                                                        272,182    259,102
Less: allowance for loan losses                          (3,525)    (3,200)
                                                       --------   --------
                                                       $268,657   $255,902
                                                       ========   ========
--------------------------------------------------------------------------

Activity in the allowance for loan losses was as follows:

(In Thousands)                                  1996       1995       1994
--------------------------------------------------------------------------
Balance January 1                             $3,200     $2,900     $2,630

Loans charged off                             (1,568)      (650)      (718)
Recoveries                                       207        205        192
                                              ------     ------     ------
  Net loans charged off                       (1,361)      (445)      (526)
Provision for loan losses                      1,686        745        796
                                              ------     ------     ------
Balance December 31                           $3,525     $3,200     $2,900
                                              ======     ======     ======
--------------------------------------------------------------------------

Impaired loans
Accounting and disclosure regarding impaired loans under SFAS 114 and SFAS 118 became effective in 1995.

(In Thousands)                                             1996       1995
--------------------------------------------------------------------------
Loans for which:
Allowance for loan losses allocated                     $ 2,138    $ 1,173
Allowance for loan losses not allocated                     278        256
                                                        -------    -------
Impaired loans outstanding at year-end                  $ 2,416    $ 1,429
                                                        =======    =======
Average of impaired loans during the year               $ 1,578    $ 1,919
Interest income recognized during impairment                 86         98
Cash-basis interest income recognized                        79         96
--------------------------------------------------------------------------

Non-accrual loans


(In Thousands)                                             1996       1995
--------------------------------------------------------------------------
Non-accrual loans outstanding December 31               $ 2,131      $ 867
Non-accrual loans considered impaired                     1,974        777


If the non-accrual loans were accruing, additional interest income would have been $155,000, $122,000 and $146,000 in 1996, 1995 and 1994.

Mortgage loans held for sale at December 31, 1996 and 1995, at the lower of aggregate cost or market, were $1,879,000 and $2,054,000.

Loans of $21,924,000 at December 31, 1996 were pledged to secure Federal Home Loan Bank advances.

Note 6 - Mortgage Banking

Mortgage loans serviced for others are not included in the balance sheet.
Unpaid balances of these loans at December 31 are as follows:

(In Thousands)                                             1996       1995
--------------------------------------------------------------------------
Mortgage loan portfolios serviced for:
  Federal Home Loan Mortgage Corporation               $190,817   $164,514
  Federal National Mortgage Association                  26,700     23,633
  Other investors                                         3,073      2,211
                                                       --------   --------
                                                       $220,590   $190,358
                                                       ========   ========
--------------------------------------------------------------------------

Loans serviced for others originated and sold after July 1, 1995, which correspond to servicing rights that have been capitalized (as shown below) had an outstanding principal balance of $76,378,000 and $20,355,000 at December 31, 1996 and 1995. The remaining balance of loans serviced for others also have servicing rights associated with them; however, the related servicing rights arose prior to adoption of SFAS 122 and accordingly have not been capitalized.


The carrying value and fair value of capitalized loan servicing rights consisted of the following as of December 31:

(In Thousands)                                             1996       1995
--------------------------------------------------------------------------
Unamortized cost                                           $537       $151
Valuation allowance                                           0          0
                                                           ----       ----
Carrying value                                             $537       $151
                                                           ====       ====

Fair value                                                 $840       $256
                                                           ====       ====
--------------------------------------------------------------------------


Following is an analysis of the activity for loan servicing rights:

(In Thousands)                                             1996       1995
--------------------------------------------------------------------------
Amortized cost
Balance January 1                                          $151       $  0
Additions                                                   454        154
Amortization                                                (68)        (3)
                                                           ----       ----
Balance December 31                                        $537       $151
                                                           ====       ====
--------------------------------------------------------------------------


Mortgage banking income and expense consists of the following:
--------------------------------------------------------------------------
(In Thousands)                                  1996       1995       1994
--------------------------------------------------------------------------

  Net gains on sales of loans                 $  785     $  542     $  421
  Loan servicing income                          491        481        429
  Net fees                                       224         47        291
                                              ------     ------     ------
    Income                                     1,500      1,070      1,141
                                              ------     ------     ------

  Salaries and employee benefits                 909        763        765
  Other direct expense                           249        189        172
                                              ------     ------     ------
    Expense                                    1,158        952        937
                                              ------     ------     ------
    Income before income taxes                $  342     $  118     $  204
                                              ======     ======     ======
--------------------------------------------------------------------------

Note 7 - Premises and Equipment


Premises and equipment at December 31:

(In Thousands)                                             1996       1995
--------------------------------------------------------------------------
Land and improvements                                   $   426    $   410
Buildings and improvements                                4,645      4,577
Equipment                                                 6,557      5,680
                                                        -------    -------
  Total cost                                             11,628     10,667
Less: accumulated depreciation and amortization          (7,643)    (7,044)
                                                        -------    -------
  Net book value                                        $ 3,985    $ 3,623
                                                        =======    =======
--------------------------------------------------------------------------
Rental expenses for 1996, 1995 and 1994 were $426,000, $415,000 and
$392,000.  Depreciation and amortization for 1996, 1995 and 1994 was
$704,000, $780,000 and $747,000.

Note 8 - Time Deposits


The aggregate amount of short-term jumbo CDs, each with a minimum denomination of $100,000, at December 31, 1996 and 1995 was $8,334,000 and $8,899,000.

Following are the scheduled maturities of CDs at December 31:

(In Thousands)                                                1996
-----------------------------------------------------------------------
                     1997                                 $ 69,419
                     1998                                   22,153
                     1999                                   22,465
                     2000                                   12,717
                     2001                                    6,096
                     After                                  10,023
                                                          --------
                                                          $142,873
                                                          ========
-----------------------------------------------------------------------

Note 9 - Federal Home Loan Bank Advances


Advances from the Federal Home Loan Bank of Indianapolis at December
31 were as follows:

(In Thousands)                                   1996          1995
-------------------------------------------------------------------
7.15% advance, due March 1997                 $ 4,000       $ 4,000
5.05% advance, due January 1998                 5,000
6.09% advance, due March 1999                   3,000         3,000
Floating rate advance due January 1999             --         5,000
5.49% advance, due November 1996                   --         5,000
                                              -------       -------
                                              $12,000       $17,000
                                              =======       =======
-------------------------------------------------------------------


The fixed rate advances have no prepayment provisions. Securities and mortgage loans have been pledged to fully collateralize these advances.

Note 10 - Other Non-Interest Expense

Other non-interest expense for the years ended December 31 was:

(In Thousands)                             1996      1995      1994
-------------------------------------------------------------------
Deposit insurance                        $  153    $  364    $  618
Outside services                            617       454       466
Legal and professional                      326       341       272
Business taxes                              336       371       317
Other                                     2,131     2,233     2,031
                                         ------    ------    ------
                                         $3,563    $3,763    $3,704
                                         ======    ======    ======
-------------------------------------------------------------------

Note 11 - Federal Income Taxes

Federal income taxes for the years ended December 31 were:

(In Thousands)                       1996         1995         1994
-------------------------------------------------------------------
Current expense                    $2,339       $2,511       $2,083
Deferred benefit                      (80)        (504)        (242)
                                   ------       ------       ------
  Total federal income tax         $2,259       $2,007       $1,841
                                   ======       ======       ======
-------------------------------------------------------------------


The following reconciles federal income tax expense and the amount computed by applying the federal statutory rate of 34% to income before federal income tax:

(In Thousands)                     1996         1995        1994
----------------------------------------------------------------
Statutory rate applied to income
before federal income tax        $2,324       $2,092      $1,902
(Deduct) add:
Effect of tax-exempt interest       (83)         (69)        (76)
Other                                18          (16)         15
                                 ------       ------      ------
  Total federal income tax       $2,259       $2,007      $1,841
                                 ======       ======      ======
  Effective tax rate              33.0%        32.6%       32.9%
                                 ======       ======      ======


The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are presented below:

(In Thousands)                                    1996        1995
--------------------------------------------------------------------
Deferred tax assets
  Allowance for loan losses                     $  794      $  683
  Deferred compensation                          1,217         959
  Other                                            153         246
                                                ------      ------
    Total deferred tax assets                    2,164       1,888
                                                ------      ------
Deferred tax liabilities
  Securities accretion                             (74)        (50)
  Cash value of life insurance                     (34)        (33)
  Mortgage servicing                              (183)         --
  Net unrealized appreciation on
    securities available for sale                  (89)       (172)
  Other                                             (8)        (20)
                                                ------      ------
    Total deferred tax liabilities                (388)       (275)
                                                ------      ------
      Net deferred tax asset                    $1,776      $1,613
                                                ======      ======

A valuation allowance for deferred tax assets is not considered necessary as it is more likely than not that future taxable income will be sufficient to realize the tax benefit of these assets.

Note 12 - Employee Benefit Plans

An integrated employee benefit plan structure provides basic retirement income and the opportunities to build retirement savings through tax-deferred voluntary contributions and participate in stock ownership of the Corporation. A description of the individual plan components of this integrated structure follows.

A defined benefit pension plan covers substantially all full-time employees. The maximum amount that can be deducted for federal income tax purposes is contributed annually and employees do not contribute. Plan assets consist of equity and fixed income securities. The plan's funded status and amounts included in the balance sheet at December 31 are:


(In Thousands)                                         1996         1995
------------------------------------------------------------------------
Actuarial present value
  Accumulated benefit obligation
  Vested                                            $  (782)     $  (702)
  Non-vested                                            (68)         (72)
                                                    -------      -------
    Total                                           $  (850)     $  (774)
                                                    =======      =======
Projected benefit obligation
  for service rendered to date                      $(1,374)     $(1,293)
Plan assets at fair value                             1,012          770
                                                    -------      -------
Funded status                                          (362)        (523)
Unrecognized net transition obligation                  305          335
Unrecognized prior service cost                         (16)         (17)
Unrecognized loss                                        40          192
                                                    -------      -------
  Accrued pension liability                         $   (33)     $   (13)
                                                    =======      =======

Pension expense includes the following for the years ended December 31:


(In Thousands)                              1996         1995         1994
--------------------------------------------------------------------------
Service cost-benefits earned            $    103     $     76     $     86
Interest cost on projected benefit
  obligation                                  99           79           74
Actual return on plan assets                (119)        (119)          --
Net amortization and deferral                 83           98           (4)
                                        --------     --------     --------
    Net pension expense                 $    166     $    134     $    156
                                        ========     ========     ========
--------------------------------------------------------------------------

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% in 1996 and 7% and 8% in 1995 and 1994. The increase in future compensation was 4.5% in each year. The change in the discount rate for 1996 decreases the accumulated benefit obligation and the projected benefit obligation by $76,000 and $136,000. The expected long-term rate of return on assets was 9% for all years.

A supplemental retirement program for certain executive officers provides benefits which are integrated with the other benefit plans.


(In Thousands)                                         1996         1996
------------------------------------------------------------------------
Accumulated benefit obligation                       $ (221)      $ (184)
                                                     ======       ======

Projected benefit obligation                         $ (694)      $ (651)
Unrecognized net transition obligation                  137          149
Unrecognized prior service cost                          26           28
Unrecognized loss                                         5           66
                                                     ------       ------
  Accrued pension liability                          $ (526)      $ (408)
                                                     ======       ======
------------------------------------------------------------------------

Net plan cost includes the following:


(In Thousands)                           1996          1995         1994
------------------------------------------------------------------------
Service cost-benefits earned           $   58        $   50       $   45
Interest cost on projected
  benefit obligation                       45            52           36
Net amortization                           14            18           16
                                       ------        ------       ------
  Net plan cost                        $  117        $  120       $   97
                                       ======        ======       ======
------------------------------------------------------------------------

The weighted average discount rate and the rate of increase in future compensation used in determining the projected benefit obligation were 7.5% and 5% in 1996, 7% and 5% in 1995 and 8% and 6% in 1994.

A 401 (k) profit sharing plan covers substantially all full-time employees. Participants may defer up to 12.5% of their salaries and the Bank may match 50% of the employees' deferrals to a maximum of 3%. Expenses for 1996, 1995 and 1994 were $121,000, $107,000 and $103,000.

An Employee Stock Ownership Plan (ESOP) covers substantially all full-time employees. At December 31, 1996 the plan had no indebtedness and held 239,955 shares of stock allocated and voted by employees. The annual contribution to the ESOP is determined by the Board of Directors.
Contributions for 1996, 1995, and 1994 were $142,000, $129,000 and
$123,000.

Agreements granting death benefits funded with life insurance are provided to certain officers while employed. The financial statement impact of these arrangements is not material.

Note 13 - Long-Term Incentive Plan

A long-term incentive plan grants certain officers stock options and tandem stock appreciation rights. All options and rights under the plan have been granted. The rights vest over five years and expire ten years from grant. As of December 31, 1996, 179,184 stock options and 84,540 stock appreciation rights were vested. The weighted average exercise price of the stock options at year-end 1996 was $10.59 and the weighted average remaining option life was 3.5 years. The expenses on the stock appreciation rights for 1996, 1995 and 1994 were $672,000, $798,000 and $100,000. The following is a summary of stock options and rights, granted and exercised, for the years presented, restated for all stock dividends and splits:

                                  Options/Rights
                                  --------------
                                  Exercise Price      Stock  Appreciation
                                       Per Share    Options        Rights
-------------------------------------------------------------------------
Outstanding - December 31, 1993  $ 7.26 - $15.41    221,842       103,701

  Exercised in 1994                         7.26     (6,563)       (3,281)
                                                    -------       -------
Outstanding - December 31, 1994    7.26 -  15.41    215,279       100,420

  Exercised in 1995                         7.26    (15,291)       (7,644)
                                                    -------       -------
Outstanding - December 31, 1995    7.26 -  15.41    199,988        92,776

  Exercised in 1996                         7.26    (10,862)       (5,431)
                                                    -------       -------
Outstanding - December 31, 1996  $ 7.26 - $17.49    189,126        87,345
                                                    =======       =======
-------------------------------------------------------------------------

Note 14 - Related Party Transactions

Certain directors and executive officers of the Corporation and the Bank (including family members, affiliates and companies in which they are principal owners) had loans with the Bank in the ordinary course of business. The aggregate amount of loans to such related parties at December 31, 1996 amounted to $3,939,000. During 1996, new loans to such related parties amounted to $3,366,000 and repayments amounted to $2,986,000.

Note 15 - Off-Balance Sheet Financial Instruments

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to make loans and unused lines of credit. The exposure to credit loss is the contractual amount of these instruments, assuming the amounts are fully advanced and collateral or other security is of no value. Collateral for loans and letters of credit is usually in the form of cash, inventory, securities or other real estate and personal property. The Bank's policy is to require suitable collateral prior to the disbursement of funds. The following is a summary of commitments as of December 31:

(In thousands)                                             1996     1995
------------------------------------------------------------------------
Commitments to make loans                               $26,285  $22,712
Unused lines of credit                                   45,513   35,313
Standby letters of credit                                 1,563    1,707
------------------------------------------------------------------------

At December 31, 1996 and 1995, commitments to make loans included $7.4 million and $5.8 million of primarily variable rate commercial loans.
These commitments generally have termination dates of 90 days or less and may require a fee. Commitments to make loans also include commitments for primarily fixed rate mortgage loans of $11.7 million and $11.3 million at December 31, 1996 and 1995, which are intended for sale in the secondary market upon closing. Other commitments include variable rate mortgage loans of $4.3 million and $4.5 million at December 31, 1996 and 1995.

Note 16 - Shareholder Rights Plan

The Shareholder Rights Plan is designed to protect shareholders against unsolicited attempts to acquire control of the Corporation without offering a fair price to all shareholders. Five hundred thousand shares Series A Junior Participating Preferred Stock are reserved for purchase rights issued to holders of and in tandem with shares of common stock.

Generally, if a person or group acquires or announces a tender offer for 20% or more of the Corporation's common stock and the acquiror engages in certain business transactions, each right, other than those held by the acquiror, entitles the holder to acquire common stock or other securities with a market value twice the $50 per right exercise price.

The Corporation may redeem the rights at one cent per right until 20 days after a 20% position has been acquired.

Note 17 - Fair Value Disclosure

Fair values of financial instruments as estimated as follows:

  Short-term financial instruments: The carrying value is a reasonable estimate of fair value for cash and cash equivalents and accrued interest.

  Securities held to maturity and available for sale: Fair values are based on quoted market prices.

  Loans: Fair value for certain homogeneous categories of loans, such as some residential mortgages, is estimated using quoted market prices for similar loans, adjusted for differences in loan characteristics. The fair values of other types of loans are estimated by discounting future cash flows, including estimates of prepayments, using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same maturities.

  Deposits: The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand. The fair value of fixed-maturity certificates of deposit is estimated using rates currently offered for deposits of similar maturities.

  Federal funds purchased: The carrying amounts of borrowings maturing within 90 days approximate their fair value.

  Federal Home Loan Bank advances: Fair values are estimated using discounted cash flow based on current borrowing rates for similar arrangements.

  Off-balance sheet instruments: Fair values for off-balance sheet lending commitments are based on fees currently charged for similar agreements, considering the terms of the agreements and credit standing.

Estimated fair values of financial instruments were as follows at December 31:

                                         1996                  1995
                                  ------------------   ------------------
                                  Carrying      Fair   Carrying      Fair
(In thousands)                      Amount     Value     Amount     Value
-------------------------------------------------------------------------
Financial assets
  Cash and cash equivalents       $ 22,603  $ 22,603   $ 21,858  $ 21,858
  Securities:
    Available for sale              61,774    61,774     47,829    47,829
    Held to maturity                36,804    37,038     36,483    36,946
  Loans net of allowance           268,657   277,077    255,902   259,016
  Accrued interest receivable        2,631     2,631      2,622     2,622

Financial liabilities
  Deposits                         344,354   345,822    319,540   322,431
  Federal Home Loan Bank Advances   12,000    11,987     17,000    17,094
  Accrued interest payable           1,033     1,033      1,033     1,033
-------------------------------------------------------------------------

The fair value of off-balance sheet instruments at December 31, 1996 and 1995 is not material.

Note 18 - Regulatory Capital

The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. The regulations require meeting specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. To be considered adequately capitalized (as defined) under the regulatory framework for prompt corrective action, minimum capital ratios must be maintained. The tier 1 leverage, tier 1 risk-based and total risk-based ratios are set forth in the table below. Capital ratios for the Bank are consistent with the Corporation's capital ratios. The Bank and Corporation's capital ratios are significantly above the well-capitalized standards. The following summarizes the consolidated Corporation's capital amounts and ratios:



(In Thousands)                                          1996         1995
-------------------------------------------------------------------------
Tier 1 capital
  Shareholders' equity                               $32,673      $30,005
  Less: Goodwill                                        (397)        (437)
        Net unrealized gains                            (174)        (334)
                                                     -------      -------
  Total tier 1 capital                                32,102       29,234
Tier 2 capital                                         3,509        3,200
                                                     -------      -------
  Total qualifying capital                           $35,611      $32,434
                                                     =======      =======

Risk-weighted assets                                $280,705     $260,163
Average quarterly assets                             396,033      362,767

-------------------------------------------------------------------------

                                     Regulatory
                                 Capital Standards
                              ------------------------
                               Adequately     Well      Actual     Actual
                              Capitalized  Capitalized    1996       1995
-------------------------------------------------------------------------
Risk-based ratios
  Tier 1 leverage ratio            4%        5%           8.11%      8.06%
  Tier 1 risk-based capital        4%        6%          11.44%     11.24%
  Total risk-based capital         8%       10%          12.69%     12.47%
-------------------------------------------------------------------------

                                     Regulatory
                                 Capital Standards
                              ------------------------
                               Adequately     Well      Actual     Actual
                              Capitalized  Capitalized    1996       1995
--------------------------------------------------------------------------
Risk-based capital amounts
(In Thousands)
1996
Tier 1 leverage               $15,841       $19,802     $32,102
Tier 1 risk-based              11,228        16,842      32,102
Total risk-based               22,456        28,071      35,611

1995
Tier 1 leverage               $14,511       $18,138               $29,234
Tier 1 risk-based              10,407        15,610                29,234
Total risk-based               20,813        26,016                32,434
-------------------------------------------------------------------------

Note 19 - Empire Banc Corporation
(Parent Company Only)
Condensed Financial Statements


The Corporation's primary source of funds to pay dividends to shareholders is the dividends it receives from the Bank. The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 1996, $5,100,000 of retained earnings were available for dividend declaration without prior regulatory approval.
Dividends paid to the Corporation by the Bank were $2,100,000 in 1996 and $1,700,000 in 1995.

Following are condensed parent company financial statements:

Condensed Balance Sheet
                                                    December 31
(In Thousands)                                    1996       1995
-----------------------------------------------------------------
Assets
  Cash and due from banks                      $ 1,105    $   865
  Investment in subsidiary                      31,646     29,234
  Other assets                                     282        304
                                               -------    -------
    Total assets                               $30,033    $30,403
                                               =======    =======
Liabilities and shareholders' equity
  Other liabilities                            $   360    $   398
  Shareholders' equity                          32,673     30,005
                                               -------    -------
    Total liabilities and
      shareholders' equity                     $33,033    $30,403
                                               =======    =======


Condensed Statement of Income

                                        Year Ended December 31
(In Thousands)                        1996        1995       1994
-----------------------------------------------------------------
Dividends from subsidiary         $  2,100    $  1,700   $  1,564
Net expense                           (142)       (126)      (169)
Federal income tax benefit              48          43         57
Equity in undistributed net
  income of subsidiary               2,571       2,529      2,302
                                  --------    --------   --------
    Net Income                    $  4,577    $  4,146   $  3,754
                                  ========    ========   ========

Note 20 - Empire Banc Corporation
(Parent Company Only)
Condensed Financial Statements - (continued)

Condensed Statement of Cash Flows

                                                 Year Ended December 31
(In Thousands)                                1996        1995        1994
--------------------------------------------------------------------------
Cash flow from operating activities
Net income                                 $ 4,577     $ 4,146     $ 3,754
Adjustments
  Other                                       (134)         32         (68)
  Subsidiary net income                     (4,671)     (4,229)     (3,866)
                                            ------      ------      ------
    Net cash from operating activities        (228)        (51)       (180)

Cash flow from investing activities
  Subsidiary dividends received              2,100       1,700       1,564
Cash flow from financing activities
  Dividends paid                            (1,983)     (1,698)     (1,302)
  Issuance of common stock                     351         353          84
                                           -------     -------     -------
    Net change in cash and due from banks      240         304         166

Cash and due from banks at January 1           865         561         395
                                           -------     -------     -------
Cash and due from banks at December 31     $ 1,105     $   865     $   561
                                           =======     =======     =======
--------------------------------------------------------------------------

Independent Auditor's Report


CROWE CHIZEK



To the Shareholders and
Board of Directors
Empire Banc Corporation
Traverse City, Michigan


We have audited the accompanying consolidated balance sheet of Empire Banc Corporation as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire Banc Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ Crowe, Chizek and Company LLP
---------------------------------
Crowe, Chizek and Company LLP

Grand Rapids, Michigan
January 23, 1997

Quarterly Financial Data
Empire Banc Corporation

The following is a summary of selected quarterly results of operations for the years ended December 31, 1996 and 1995:


(In Thousands,                                Quarter Ended
 Except Share Data)                 12/31      9/30      6/30      3/31
-------------------------------------------------------------------------

1996
Net interest income                $4,237    $4,206    $4,062    $4,028
Provision for loan losses             809       416       210       251
Non-interest income                 1,600     1,499     1,392     1,359
Non-interest expense                3,163     3,525     3,591     3,582
Income before income taxes          1,865     1,764     1,653     1,554
Net income                          1,249     1,181     1,104     1,043

Earnings per share                    .66       .63       .59       .56
-----------------------------------------------------------------------

1995
Net interest income                $4,143    $3,918    $3,709    $3,605
Provision for loan losses             120       266       118       241
Non-interest income                 1,331     1,339     1,188     1,159
Non-interest expense                3,591     3,414     3,334     3,155
Income before income taxes          1,763     1,577     1,445     1,368
Net income                          1,188     1,062       973       923

Earnings per share                    .64       .57       .53       .51
-----------------------------------------------------------------------
Per share amounts have been adjusted for stock dividends.

Item 9 - Changes in and disagreements with Accountants on Accounting and Financial Disclosure.

         None


PART III

The information called for by the items within this part is included in the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 1997, to be filed with the Commission, and is incorporated herein by reference, as follows:

                                                   Pages in 1997
                                                 Proxy Statement


Item 10.  Directors and Executive Officers
          of the Corporation                          2-4, 11
          In addition, the information set
          forth on page 6 of Part I of this
          Form 10-K, is incorporated herein
          by reference.

Item 11.  Executive Compensation                   5-7, 10-11
          The information under the captions
          "Compensation Committee Report on
          Executive Compensation" and "Performance
          Graph" is not incorporated herein.

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                           2-4

Item 13.  Certain Relationships and Related
          Transactions:                                    10
          The information appearing in Note 14 of
          the Notes to Consolidated Financial
          Statements of this Form 10-K, is also
          incorporated herein by reference in
          response to this Item.


PART IV
ITEM 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) The following documents are filed as part of this report:

       1.  The following financial statements of the Corporation and related items are included in this report on the pages
           indicated:
                                                    Page(s)
                                                    -------
           Consolidated Balance Sheet                  27
           Consolidated Statement of Income            28
           Consolidated Statement of Cash Flows     29-30
           Consolidated Statement of Changes
             in Shareholders' Equity                   31
           Notes to Consolidated Financial
             Statements                             32-54
           Independent Auditor's Report                55

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

           (3a) Articles of Incorporation.  Previously filed as Exhibit
                B to Corporation's definitive Proxy Statement filed March
                27, 1994 in connection with the Corporation's 1994 annual meeting of shareholders and incorporated herein by reference.
           (3b) Bylaws.  Previously filed as an exhibit to Corporation's
                Current Report on Form 8-K, dated January 26,1995 and incorporated herein by reference.

           (4) Instruments defining the rights of security holders are contained in the Articles of Incorporation
                (see Exhibit 3a),  Bylaws (see Exhibit 3b), and Rights
                Agreement dated December 19, 1990 between Corporation and the Bank as Rights Agent (previously filed as an exhibit to Corporation's Current Report on Form 8-K, dated
                December 19, 1990 and incorporated herein by reference).

           (9) Voting Trust Agreement dated June 1, 1990 with respect to the Corporation's common stock (previously filed as an exhibit to the Corporation's Annual Report on Form
                10-K for the year ended December 31, 1990 and incorporated herein by reference).

          (10) Material Contracts. * Denotes executive compensation plans and arrangements in which the Corporation's executive officers participate.

                (10a) * Form of Management Continuity Agreement (with amendment) entered into and between the Corporation and each of six executive officers (previously filed as Exhibit (10a) to Corporation's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

                (10b) * Empire Banc Corporation Stock Option Plan, as amended to date (previously filed as Exhibit (10b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

                (10c) * Empire National Bank Supplemental Executive
                Retirement Plan (previously filed as Exhibit (10c) to
                Corporation's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

                (10d) * Empire Bank Corporation Directors' Deferred
                Compensation and Stock Investment Plan (previously filed as Exhibit (10d) to Corporation's Annual Report on Form
                10-K for the year ended December 31, 1995 and incorporated herein by reference).

                (10e) * Empire Banc Corporation Directors' Fee Deferral
                Plan (previously filed as Exhibit (10e) to Corporation's
                Annual Report on Form 10-K for the year ended December 31,
                1995 and incorporated herein by reference).

           (11) Statement re computation of per share earnings.
                Not applicable.

           (12) Statements re computation of ratios.  Not applicable.

           (18) Letter re change in accounting principles.  Not applicable.

           (21) Subsidiaries of Corporation. The Bank is the only subsidiary of the Corporation.

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

           (99) Additional exhibits.  Not applicable.





    (b)  Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended
         December 31, 1996.


      SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 1997.

                                           EMPIRE BANC CORPORATION
                                           -----------------------
                                                (Registrant)

                                           \s\ James E. Dutmers, Jr.
                                           -------------------------
                                           James E. Dutmers, Jr.
                                           Chairman and Chief
                                           Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the Corporation and in the capacities indicated on February 20, 1997.

      \s\ James E. Dutmers, Jr.            \s\ Robert L. Israel
      -----------------------------        -----------------------------
      James E. Dutmers, Jr.                Robert L. Israel
      Director and Chief Executive         Director
      Officer (principal executive
      officer)
      \s\ William T. Fitzgerald, Jr.
      ------------------------------       -----------------------------
      William T. Fitzgerald, Jr.           John R. Anderson
      Chief Financial Officer              Director
      (principal financial and
       accounting officer)
                                           \s\ Don A. Good, M.D.
      -----------------------------        -----------------------------
      Michael H. Dennos                    Don A. Good, M.D.
      Director                             Director
                                           \s\ Louis A. Smith
      -----------------------------        -----------------------------
      Deborah J. Knudsen                   Louis A. Smith
      Director                             Director
      \s\ Thomas G. McIntyre               \s\ Ronald G. Reffitt, Sr.
      -----------------------------        -----------------------------
      Thomas G. McIntyre                   Ronald G. Reffitt, Sr.
      Director                             Director
      \s\ John M. Rockwood, Jr.            \s\ Laurence P. Skendzel, M.D.
      -----------------------------        ------------------------------
      John M. Rockwood, Jr.                Laurence P. Skendzel, M.D.
      Director                             Director



EXHIBIT INDEX


Exhibit
-----------------------------------------------------------

  23       Consent of Crowe Chizek and Company

  27       Financial Data Schedule


