Form 10-Q
period 1997-03-31
EMPIRE BANC CORP
filed 1997-05-12
CIK 810830

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                    ----------------------------------

                                FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended March 31, 1997.

    Commission file number 0-15839


                          EMPIRE BANC CORPORATION
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                                 Michigan
     --------------------------------------------------------------
     (State or other jurisdiction of incorporation or organization)

                            1227 E. Front Street
                          Traverse City, Michigan
                 ----------------------------------------
                 (Address of principal executive offices)

                                38-2727982
                   ------------------------------------
                   (IRS Employer Identification Number)

                                49686-2928
                                ----------
                                (Zip code)

                              (616) 922-2111
          ----------------------------------------------------
          (Registrant's telephone number, including area code)

                              Not applicable
   --------------------------------------------------------------------
   (Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  X                       No

The number of shares outstanding of each of the issuer's classes of common stock was 1,749,509 shares of common stock, par value $5, outstanding as of March 31, 1997.

Empire Banc Corporation - Consolidated Balance Sheet

(In thousands, except share data)                      March 31   December 31   March 31
                                                           1997          1996       1996
Assets
Cash and due from banks                                $ 18,934      $ 22,603   $ 11,276
Federal funds sold                                          950            --      9,100
                                                       --------      --------   --------
  Cash and cash equivalents                              19,884        22,603     20,376
Securities
 Available for sale, at fair value                       33,305        34,572     34,641
 Held to maturity                                        33,165        36,804     33,496
  (fair value: 1997-$33,145,
   $37,038 and $33,685 in 1996)
 Mortgage-backed securities
  Available for sale, at fair value                      25,244        27,202     18,223

Loans                                                   281,743       272,182    256,176
 Less: allowance for loan losses                         (3,800)       (3,525)    (3,300)
                                                       --------      --------   --------
   Net loans                                            277,943       268,657    252,876

Premises and equipment, net                               4,401         3,985      3,707
Other real estate                                            --            --         49
Accrued income and other assets                           7,341         6,996      6,952
                                                       --------      --------   --------
   Total assets                                        $401,283      $400,819   $370,320
                                                       ========      ========   ========
Liabilities
Deposits
 Non-interest-bearing                                  $ 50,312      $ 54,556   $ 40,902
 Interest-bearing                                       299,275       289,798    275,667
                                                       --------      --------   --------
   Total deposits                                       349,587       344,354    316,569

Federal funds purchased                                      --         5,500         --
Federal Home Loan Bank advances                          12,000        12,000     17,000
Accrued expense and other liabilities                     6,670         6,292      6,477
                                                       --------      --------   --------
   Total liabilities                                    368,257       368,146    340,046

Shareholders' equity
Preferred stock-$1 par value,
 2,000,000 shares authorized, none outstanding
Common stock-$5 par value, 5,000,000 shares authorized,
 shares outstanding: 3/31/97- 1,749,509; 12/31/96-
 1,746,009; 3/31/96- 1,649,093                            8,748         8,730      8,246
Paid-in-capital                                          12,397        12,350      9,381
Retained earnings                                        11,988        11,419     12,598
Net unrealized gain (loss) on securities, net of tax       (107)          174         49
                                                       --------      --------   --------
   Total shareholders' equity                            33,026        32,673     30,274
                                                       --------      --------   --------
   Total liabilities and shareholders' equity          $401,283      $400,819   $370,320
                                                       ========      ========   ========
See notes to consolidated financial statements.

Empire Banc Corporation - Consolidated Statement of Income

(In thousands, except share data)                 Year to Date
                                                    March 31
                                                1997        1996
Interest income
 Loans, including fees                       $ 6,255     $ 6,122
 Taxable securities
  Available for sale                             967         772
  Held to maturity                               455         458
 Tax-exempt securities-held to maturity           72          60
 Federal funds sold                               28          66
                                             -------     -------
   Total interest income                       7,777       7,478

Interest expense
 Deposits                                      3,397       3,189
 Federal funds purchased                          22          20
 Federal Home Loan Bank advances                 193         241
                                             -------     -------
   Total interest expense                      3,612       3,450
                                             -------     -------
   Net interest income                         4,165       4,028
Provision for loan losses                        398         251
                                             -------     -------
   Net interest income after
   provision for loan losses                   3,767       3,777

Non-interest income
 Mortgage sales and servicing                    324         316
 Service charges on deposit accounts             330         305
 Trust income                                    652         522
 Other service charges and fees                  130         114
 Other income                                     85         102
 Security gains(losses)                           (6)         --
                                             -------     -------
   Total non-interest income                   1,515       1,359

Non-interest expense
 Salaries and employee benefits                2,108       2,154
 Occupancy                                       265         263
 Furniture and equipment                         218         220
 Other                                           931         945
                                             -------     -------
   Total non-interest expense                  3,522       3,582
                                             -------     -------
   Income before federal income taxes          1,760       1,554
Federal income taxes                             579         511
                                             -------     -------
   Net income                                $ 1,181     $ 1,043
                                             =======     =======
----------------------------------------------------------------
Earnings per share                           $   .63     $   .56
Average shares outstanding                 1,884,803   1,868,652
----------------------------------------------------------------
See notes to consolidated financial statements.

Empire Banc Corporation - Consolidated Statement of Cash Flows

(In thousands)                                                      Quarter Ended March 31
                                                                       1997           1996
Operating activities
  Net income                                                        $ 1,181        $ 1,043
  Adjustments to reconcile net income to net
   cash from operating activities:
    Depreciation and amortization                                       167            198
    Provision for loan losses                                           398            251
    Mortgage loans originated for sale                               (9,767)       (16,122)
    Sale of mortgage loans                                            8,827         15,310
    Net realized loss on securities available for sale                    6             --
    Net amortization/accretion on securities                             28            120
    Increase (decrease) in deferred income taxes                        281            (33)
    Increase in accrued interest receivable                            (183)          (292)
    Increase in accrued expense and other liabilities                   377            596
    (Increase) decrease in other assets                                (298)           201
                                                                    -------        -------
      Total adjustments                                                (164)           229
                                                                    -------        -------
  Net cash from operating activities                                  1,017          1,272

Investing activities
  Securities available for sale
   Proceeds from sales                                                  992            --
   Proceeds from maturities                                           3,762          5,265
   Purchases                                                         (1,976)       (10,803)
  Securities held to maturity
   Proceeds from maturities                                           3,626          3,500
   Purchases                                                             --           (561)
  Loans granted net of repayments                                    (8,744)         3,587
  Premises and equipment expenditures                                  (594)          (282)
  Proceeds from disposal of assets                                       11             --
                                                                    -------        -------
  Net cash from investing activities                                 (2,923)           706

Financing activities
  Net increase (decrease) in deposits                                 5,233         (2,971)
  Net decrease in federal funds purchased                            (5,500)            --
  Cash dividends paid                                                  (611)          (495)
  Issuance of common stock                                               65              6
                                                                    -------        -------
  Net cash from financing activities                                   (813)        (3,460)
                                                                    -------        -------
Net change in cash and cash equivalents                              (2,719)        (1,482)
Cash and cash equivalents at January 1                               22,603         21,858
                                                                    -------        -------
Cash and cash equivalents at March 31                               $19,884        $20,376
                                                                    =======        =======
------------------------------------------------------------------------------------------
Interest paid                                                       $ 3,540        $ 3,370
Income taxes paid                                                        --             --
------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

Empire Banc Corporation - Consolidated Statement of Changes in
Shareholders' Equity


(In thousands)                                                         1997           1996
-------------------------------------------------------------------------------------------

Balance January 1                                                   $32,673        $30,005
Net income                                                            1,181          1,043
Common stock issued                                                      65              6
Dividends declared                                                     (612)          (495)
Net change in security valuation                                       (281)          (285)
                                                                    -------        -------
  Balance March 31                                                  $33,026        $30,274
                                                                    =======        =======

Notes to Consolidated Financial Statements

Note-1 The consolidated financial statements include the accounts of Empire Banc Corporation and its wholly-owned subsidiary, Empire National Bank, after elimination of significant inter-company transactions and accounts. The statements have been prepared by management without audit by independent certified public accountants. However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Empire Banc Corporation's Form 10-K for the year ended December 31, 1996.

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

Empire Banc Corporation
Financial Review

First Quarter 1997
Compared with
First Quarter 1996


Summary

Empire Banc Corporation's 1997 first quarter earnings were $1,181,000, a 13% increase over 1996 first quarter results. Earnings per share increased from $.56 per share in 1996 to $.63 in 1997. The return on assets was 1.19% for the quarter versus 1.14% in 1996. The return on equity was 14.40% compared to 13.75% in the prior year quarter.

The current year's results reflect the impact of an increase of 3% in net interest income, attributable to an 7% growth in average earning assets. Total loans and deposits have increased over 10% to $282 million and $350 million during the last twelve months. Non-interest income increased 11% in the quarter-to-quarter comparison, with substantial growth in trust fees, while non-interest expense declined 2%.

The provision for loan losses for the first quarter of 1997 increased due to the growth in the loan portfolio of over 7% in the quarter and to increase the overall level of the allowance for loan losses. Net charge-offs declined during the period from the prior year, particularly in the consumer loan portfolio, and were .18% of average loans compared to
 .23% in the first quarter of 1996. The allowance for possible loan losses increased $500,000 during the last twelve months and was 1.35% of loans at March 31, 1997 compared to 1.29% at March 31, 1996.

Total shareholders' equity increased over 9% during the last twelve months to $33.0 million, improving book value per share to $18.88 from the $17.48 at March 31, 1996. Per share cash dividends increased 22% to $.35 per share from a year ago.

Net Interest Income
                                                  Quarter Ending
                                                     March 31
                                                 1997        1996
-----------------------------------------------------------------
Interest income                                $7,777      $7,478
Taxable equivalent adjustment                      36          30
                                               ------      ------
   Interest income (TE)                         7,813       7,508
 Interest expense                               3,612       3,450
                                               ------      ------
   Net interest income (TE)                    $4,201      $4,058
                                               ======      ======
Increase (decrease) due to change in:
    Volume                                     $  256      $  247
    Rate                                         (113)        180
                                               ------      ------
    Total                                      $  143      $  427
                                               ======      ======
-----------------------------------------------------------------

First quarter net interest income on a taxable equivalent ("TE") basis was $4.2 million, a 3.5% increase from the $4.1 million earned in the year ago quarter. Average earning assets increased 7.3% or $25.1 million while net interest margin, the other principal determinant of net interest income, decreased from 4.71% to 4.59% in the current quarter.

Average loans increased $18.8 million or 7.37%, to $274.5 million for the current quarter. The mortgage portfolio grew 12.1% or $7.9 million, the commercial portfolio grew 4.3% or $5.0 million and average consumer loans increased 8% or $5.9 million. The average rate earned on the loan portfolio decreased 39 basis points ("bp") to average 9.25% in the current quarter.

The security portfolio grew $9.1 million or 10.6% in the quarter to quarter comparison while the rate earned increased 37 bp to average 6.44% for the quarter. Average overnight funds sold decreased $2.8 million or 56.4% and the rate earned declined 12 bp from the prior year's first quarter.

Incremental funding for the earning asset growth came mainly from the $20.3 million or 7% growth in interest bearing funds. Certificates of deposits grew $8.0 million, money market accounts were up $13.8 million while Federal Home Loan Bank advances decreased $3.0 million. The average rate paid on interest bearing funds decreased 7 bp to 4.71% for the first quarter of 1997. Non-interest bearing funds supporting earning assets increased 8.6% or $4.8 million compared to the first quarter of 1996.

Net Interest Income
Average Balances, Interest Income/Expense, Average Rates

Quarter Ending March 31,               1997                              1996
------------------------------------------------------------------------------------------
                             Average                            Average
(Taxable equivalent,         Balance  Interest    Rate          Balance  Interest     Rate
in thousands)               ---------------------------      -----------------------------
Assets
Loans, including fees*,**   $274,469  $  6,260    9.25%        $255,638  $  6,126     9.64%
Securities
  Taxable                     89,020     1,422    6.39           81,142     1,230     6.07
  Tax-exempt*                  5,822       104    7.12            4,647        86     7.44
                            --------  --------                 --------   -------
  Total                       94,842     1,526    6.44           85,789     1,316     6.07

Federal funds sold             2,146        27    5.13            4,927        66     5.25
                            --------  --------                 --------   -------
  Total earning assets\
  interest income            371,457     7,813    8.53%         346,354     7,508     8.72%

Cash and due from banks       13,331                             11,623
Other assets                  10,950                              9,294
                            --------                           --------
  Total                     $395,738                           $367,271
                            ========                           ========
Liabilities and Equity
CDs over $100,000           $ 10,016       126    5.04%        $ 11,308       164     5.73%
Savings & interest checking   62,821       339    2.19           60,380       326     2.17
Money market deposits         88,973       929    4.23           75,150       785     4.20
Consumer CDs                 134,537     2,003    6.04          126,494     1,914     6.09
                            --------    ------                 --------    ------
  Total                      296,347     3,397    4.65          273,332     3,189     4.69
Federal funds purchased        1,639        22    5.57            1,392        20     5.77
FHLB advances                 12,889       193    6.06           15,846       241     6.11
                            --------    ------                 --------    ------
  Total interest-bearing
  funds/interest expense     310,875     3,612    4.71%         290,570     3,450     4.78%
                            --------    ------                 --------    ------
Demand deposits               45,541                             40,712
Other liabilities              6,503                              5,633
Shareholders' equity          32,819                             30,356
                            --------                           --------
  Total                     $395,738                           $367,271
                            ========                           ========
Net interest spread (TE)                          3.82%                               3.94%
                                                  ====                                ====
Net interest income (TE)                $4,201                             $4,058
                                        ======                             ======
Net interest margin (TE)                          4.59%                               4.71%
                                                  ====                                ====
------------------------------------------------------------------------------------------
 * Interest income on tax-exempt securities and certain tax-exempt loans has been adjusted to a tax-equivalent basis.
** Non-accrual loans are excluded.


Non-Interest Income
                                                Quarter Ending
                                                    March 31
                                              Increase (decrease)
                                                Amount          %
-----------------------------------------------------------------
(In thousands)
Mortgage sales and servicing                   $    8          3%
Service charges on deposit accounts                25          8
Trust income                                      130         25
Other service charges and fees                     16         14
Other income                                      (17)       (17)
Security (losses) gains                            (6)        --
                                               ------       ----
                                               $  156         11%
                                               ======       ====

Non-interest income for the first quarter totaled $1.5 million, a $156,000 or 11% increase from the first quarter of 1996. Income from trust activities continued its steady growth pattern, with a 25% increase in fee income in the quarter to quarter comparison. Fees collected from service charges on deposit accounts increased 8% from the prior year quarter.

Non-Interest Expense
                                                 Quarter Ending
                                                     March 31
                                               Increase (decrease)
                                                 Amount        %
---------------------------------------------------------------
(In thousands)
Salaries and employee benefits                  $  (46)      (2)%
Occupancy                                            2        1
Furniture and equipment                             (2)      (1)
Other                                              (14)      (1)
                                                ------     ----
                                                $  (60)      (2)%
                                                ======     ====

Non-interest expenses for the first quarter totaled $3.5 million, a decrease of $60,000, or 2%, from the first quarter of 1996. The majority of the decrease is reflected in the $46,000 or 2% reduction in Personnel related expense.

Asset Quality


Non-Performing Assets
                                                  3/31/97         12/31/96        3/31/96
                                                  -------         --------        -------
(In thousands)
Non-accrual loans                                  $2,710           $2,131         $  862
Renegotiated loans                                    406              408            604
                                                   ------           ------         ------
  Total non-performing loans                        3,116            2,539          1,466

Other real estate                                      --               --             49
                                                   ------           ------         ------
  Total non-performing assets                      $3,116           $2,539         $1,515
                                                   ======           ======         ======

Non-performing assets as a percent of total loans    1.11%             .93%           .59%

Accruing loans 90 days or more past due            $    8           $  172         $  110


Total non-performing assets at March 31, 1997 increased $1,601,000 or 106% from March of 1996, with an increase in non-accrual loans of $1,848,000. As previously reported in the December 31, 1996 Annual
Report on Form 10-K, the increase in problem loans is due to one long term credit relationship. After an extensive examination of this loan relationship, in 1996 the credit was classified non-accrual, the carrying value was reduced and the established reserve was substantially increased.

As of May 1, 1997, the borrower entered into an agreement to turn over the assets securing the credit. The assets, consisting primarily of real estate, are held in escrow until all state licenses and approvals are received and all conditions in the escrow agreement are met. The borrower's business continues to operate via a management company, satisfactory to the Bank, hired by the borrower.

Loans identified as potential problem loans totaled $2,289,000 at March
31, 1997, $2,062,000 at December 31, 1996 and $3,406,000 at March 31, 1996.


Allowance for Loan Losses
                                                 Quarter Ending
                                                     March 31
                                                  1997     1996
-----------------------------------------------------------------------------
(In thousands)
Balance beginning of period                    $ 3,525  $ 3,200

Charge-offs                                        183      187
Recoveries                                          60       36
                                               -------  -------
Net charge-offs                                    123      151
Provision charged to operations                    398      251
                                               -------  -------
Balance March 31                               $ 3,800  $ 3,300
                                               =======  =======

-------------------------------------------------------------------------------------------

                                                        3/31/97      12/31/96      3/31/96
                                                        -------      --------      -------
Net loan losses as a percent of average loans               .18%          .52%         .23%

Allowance for loan losses as a percent of end
  of period loans                                          1.35%         1.30%        1.29%
-------------------------------------------------------------------------------------------

For the current quarter, net charge-offs decreased $28,000 from the same period in 1996. The allowance for loan losses has increased $500,000 over the last twelve months and was 1.35% of total loans as of March 31, 1997 compared to 1.29% one year ago. The increase in the allowance for loan losses is due to the growth in loans over the last twelve months, and the allowance established in 1996 for the credit discussed under Non-Performing Assets on Page 10.

Under accounting guidance regarding impaired loans, at March 31, 1997 there were $2.70 million in impaired loans with $2.26 million for which an allowance for credit losses is allocated. Impaired loans totaled $2.42 million and $1.53 million at December 31, 1996 and March 31, 1996.

Investment Securities

The following is a summary of investment securities, held-to-maturity and available-for-sale, at March 31, 1997.

Held-to-maturity
                                                      Unrealized
                                        Cost        Gain      Loss    Fair Value
--------------------------------------------------------------------------------
U.S. government and agency           $14,514       $  35     $  24       $14,525
State and municipal                    7,716          50        45         7,721
Corporate notes                       10,935          15        51        10,899
                                     -------       -----     -----       -------
  Total                              $33,165       $ 100     $ 120       $33,145
                                     =======       =====     =====       =======


Available-for-sale
                                                      Unrealized
                                        Cost        Gain      Loss    Fair Value
--------------------------------------------------------------------------------
U.S. government and agency           $31,016       $  46     $ 201       $30,861
Equity                                 2,330         114        --         2,444
                                     -------        ----     -----       -------
  Total                              $33,346       $ 160     $ 201       $33,305
                                     =======       =====     =====       =======

Mortgage-backed                      $25,365       $  44     $ 165       $25,244
                                     =======       =====     =====       =======



Sales of available for sale securities
                                                    Quarter ending March 31
                                                       1997          1996
<in thousands>
--------------------------------------------------------------------------
Proceeds                                            $   992       $    --
Gross gains                                              --            --
Gross losses                                              7            --


Shareholders' Equity and Capital Resources

Total equity at March 31, 1997 was $33.0 million, compared to $32.7 million and $30.3 million at December 31, 1996 and March 31, 1996. The Corporation declared $612,000, or $.35 per share, in dividends for the first quarter of 1997 as compared to $495,000, or $.29 per share in the first quarter of 1996.


The following is a summary of risk-based capital amounts and ratios:

                                                  3/31/97         12/31/96        3/31/96
                                                 --------         --------       --------
Tier 1 capital                                   $ 32,746         $ 32,102       $ 29,798
Tier 2 capital                                      3,583            3,509          3,188
                                                 --------         --------       --------
  Total qualifying capital                       $ 36,329         $ 35,611       $ 32,986
                                                 ========         ========       ========


Risk-weighted assets                             $286,410         $280,705       $255,041
                                                 ========         ========       ========
Quarterly average assets                         $395,179         $396,033       $367,271
                                                 ========         ========       ========



Tier 1 leverage ratio                                8.29%            8.11%          8.12%
Tier 1 risk-based capital                           11.43%           11.44%         11.68%
Total risk-based capital                            12.68%           12.69%         12.93%

Risk-based capital ratios for the Corporation continue to be well above the guidelines established for well-capitalized institutions, which is the highest capital standard. Total risk-based capital reached 12.7% at March 31, 1997 compared to the 12.9% at March 31, 1996.




















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



                                   Empire Banc Corporation
                                   -----------------------
                                        (Registrant)

Date:  May 12, 1997
                                    /s/ James E. Dutmers, Jr.
                                  ---------------------------------------
                                   James E. Dutmers, Jr.
                                   Chairman and Chief Executive Officer

Date:  May 12, 1997
                                    /s/ William T. Fitzgerald, Jr.
                                  ---------------------------------------
                                   William T. Fitzgerald, Jr.
                                   Secretary, Treasurer & Chief Financial
                                   Officer