Form 10-Q
period 1997-06-30
EMPIRE BANC CORP
filed 1997-08-12
CIK 810830

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                    ----------------------------------

                                FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended June 30, 1997.

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

                      Yes  X                       No

The number of shares outstanding of each of the issuer's classes of common stock was 1,756,009 shares of common stock, par value $5, outstanding as of June 30, 1997.

Empire Banc Corporation - Consolidated Balance Sheet

(In thousands, except share data)                       June 30   December 31    June 30
                                                           1997          1996       1996
Assets
Cash and due from banks                                $ 24,530      $ 22,603   $ 14,392
Federal funds sold                                        2,480            --      6,900
                                                       --------      --------   --------
  Cash and cash equivalents                              27,010        22,603     21,292
Securities
 Available for sale, at fair value                       34,489        34,572     35,413
 Held to maturity                                        31,138        36,804     31,552
  (fair value: 6/30/97-$31,277,
   12/31/96-$37,038,6/30/96-$31,630)
 Mortgage-backed securities
  Available for sale, at fair value                      24,592        27,202     23,584

Loans                                                   290,774       272,182    257,995
 Less: allowance for loan losses                         (4,075)       (3,525)    (3,375)
                                                       --------      --------   --------
   Net loans                                            286,699       268,657    254,620

Premises and equipment, net                               4,506         3,985      3,859
Other real estate                                            --            --         70
Accrued income and other assets                           7,262         6,996      7,278
                                                       --------      --------   --------
   Total assets                                        $415,696      $400,819   $377,668
                                                       ========      ========   ========
Liabilities
Deposits
 Non-interest-bearing                                  $ 60,274      $ 54,556   $ 46,910
 Interest-bearing                                       302,736       289,798    276,768
                                                       --------      --------   --------
   Total deposits                                       363,010       344,354    323,678

Federal funds purchased                                      --         5,500         --
Federal Home Loan Bank advances                          12,000        12,000     17,000
Accrued expense and other liabilities                     6,579         6,292      6,205
                                                       --------      --------   --------
   Total liabilities                                    381,589       368,146    346,883

Shareholders' equity
Preferred stock-$1 par value,
 2,000,000 shares authorized, none outstanding
Common stock-$5 par value, 5,000,000 shares authorized,
 shares outstanding: 6/30/97-1,756,009; 12/31/96-
 1,746,009; 6/30/96-1,738,057                             8,780         8,730      8,276
Paid-in-capital                                          12,570        12,350      9,484
Retained earnings                                        12,625        11,419     13,205
Net unrealized gain (loss) on securities, net of tax        132           174       (180)
                                                       --------      --------   --------
   Total shareholders' equity                            34,107        32,673     30,785
                                                       --------      --------   --------
   Total liabilities and shareholders' equity          $415,696      $400,819   $377,668
                                                       ========      ========   ========
See notes to consolidated financial statements.

Empire Banc Corporation - Consolidated Statement of Income

(In thousands, except share data)                Quarter Ending       Year to Date
                                                     June 30             June 30
                                                1997        1996      1997     1996
Interest income
 Loans, including fees                       $ 6,682     $ 6,040     $ 12,937   $ 12,162
 Taxable securities
  Available for sale                             948         843        1,915      1,615
  Held to maturity                               443         426          898        884
 Tax-exempt securities-held to maturity           50          51          122        111
 Federal funds sold                               40         124           68        190
                                             -------     -------      -------     ------
   Total interest income                       8,163       7,484       15,940     14,962

Interest expense
 Deposits                                      3,493       3,172        6,890      6,361
 Federal funds purchased                          14                       36         20
 Federal Home Loan Bank advances                 174         250          367        491
                                             -------     -------     --------    -------
   Total interest expense                      3,681       3,422        7,293      6,872
                                             -------     -------     --------    -------
   Net interest income                         4,482       4,062        8,647      8,090
Provision for loan losses                        395         210          793        461
                                             -------     -------     --------    -------
   Net interest income after
   provision for loan losses                   4,087       3,852        7,854      7,629

Non-interest income
 Mortgage sales and servicing                    398         337          722        653
 Service charges on deposit accounts             346         322          676        627
 Trust income                                    640         518        1,292      1,040
 Other service charges and fees                  139         124          269        238
 Other income                                     88          91          173        193
 Security gains(losses)                           --          --           (6)        --
                                             -------     -------     --------     ------
   Total non-interest income                   1,611       1,392        3,126      2,751

Non-interest expense
 Salaries and employee benefits                2,286       2,156        4,394      4,310
 Occupancy                                       250         256          515        519
 Furniture and equipment                         216         204          434        424
 Other                                         1,068         975        1,999      1,920
                                             -------     -------      -------     ------
   Total non-interest expense                  3,820       3,591        7,342      7,173
                                             -------     -------      -------     ------
   Income before federal income taxes          1,878       1,653        3,638      3,207
Federal income taxes                             626         549        1,205      1,060
                                             -------     -------      -------     ------
   Net income                                $ 1,252     $ 1,104      $ 2,433    $ 2,147
                                             =======     =======      =======    =======
----------------------------------------------------------------------------------------
Earnings per share                           $   .66     $   .59      $  1.29    $  1.15
Average shares outstanding                 1,893,260   1,875,909    1,892,269  1,872,280
----------------------------------------------------------------------------------------
See notes to consolidated financial statements.

Empire Banc Corporation - Consolidated Statement of Cash Flows

(In thousands)                                                        Year to Date June 30
                                                                       1997           1996
Operating activities
  Net income                                                        $ 2,433        $ 2,147
  Adjustments to reconcile net income to net
   cash from operating activities:
    Depreciation and amortization                                       346            373
    Provision for loan losses                                           793            461
    Mortgage loans originated for sale                              (24,854)       (34,924)
    Sale of mortgage loans                                           23,020         33,099
    Net realized loss on securities                                       6             --
    Net amortization/accretion on securities                             61            224
    Increase (decrease) in deferred income taxes                        281            (33)
    Decrease in accrued interest receivable                            (197)          (186)
    Increase in accrued expense and other liabilities                   283            322
    Decrease in other assets                                           (328)          (133)
                                                                    -------        -------
      Total adjustments                                                (589)          (797)
                                                                    -------        -------
  Net cash from operating activities                                  1,844          1,350

Investing activities
  Securities available for sale
   Proceeds from sales                                                  992            --
   Proceeds from maturities                                           7,588         13,579
   Purchases                                                         (5,984)       (25,665)
  Securities held to maturity
   Proceeds from sales                                                1,986            --
   Proceeds from maturities                                           4,245          7,800
   Purchases                                                           (599)        (2,954)
  Loans granted net of repayments                                   (17,001)         2,646
  Premises and equipment expenditures                                  (888)          (609)
  Proceeds from disposal of assets                                       21             --
                                                                    -------        -------
  Net cash from investing activities                                 (9,640)        (5,203)

Financing activities
  Net increase in deposits                                           18,656          4,138
  Net decrease in federal funds purchased                            (5,500)            --
  Cash dividends paid                                                (1,223)          (989)
  Issuance of common stock                                              270            138
                                                                    -------        -------
  Net cash from financing activities                                 12,203          3,287
                                                                    -------        -------
Net change in cash and cash equivalents                               4,407           (566)
Cash and cash equivalents at January 1                               22,603         21,858
                                                                    -------        -------
Cash and cash equivalents at June 30                                $27,010        $21,292
                                                                    =======        =======
------------------------------------------------------------------------------------------
Interest paid                                                       $ 7,221        $ 6,871
Income taxes paid                                                     1,079          1,175
------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

Empire Banc Corporation - Consolidated Statement of Changes in
Shareholders' Equity


(In thousands)                                                         1997           1996
-------------------------------------------------------------------------------------------

Balance January 1                                                   $32,673        $30,005
Net income                                                            2,433          2,147
Common stock issued                                                     270            138
Dividends declared                                                   (1,227)          (991)
Net change in security valuation                                        (42)          (514)
                                                                    -------        -------
  Balance June 30                                                   $34,107        $30,785
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

NOTE-3 During the six month period ended June 30, 1997, the proceeds from sales of available-for-sale securities were $992,000 with gross realized losses of $6,900. The proceeds from sales of held-to-maturity securities were $1,986,000 with gross realized gains of $1,400. The change in net unrealized holding gains or losses on available-for-sale securities for the current quarter is $239,000 and year-to-date is $(42,000).

Empire Banc Corporation
Financial Review

Second Quarter 1997
Compared with
Second Quarter 1996


Summary

Empire Banc Corporation's 1997 second quarter earnings were $1,252,000, a 13% increase over 1996 second quarter results. Earnings per share increased from $.59 per share in 1996 to $.66 in 1997. The return on assets was 1.24% for the quarter versus 1.19% in 1996. The return on equity was 14.93% compared to 14.38% in the prior year quarter.

The current year's results reflect the impact of an increase of 10% in net interest income, attributable to an 8% growth in average earning assets. Total loans and deposits have increased over 12% to $291 million and $363 million during the last twelve months. Non-interest income increased 16% in the quarter-to-quarter comparison, with substantial growth in trust fees, loan fee income and deposit related fees. Non-interest expense increased 6%, primarily due to increased personnel costs and fees associated with non-earning loans.

The provision for loan losses for the second quarter of 1997 increased due to the growth in the loan portfolio of over 13% in the quarter and to increase the overall level of the allowance for loan losses. Net charge-offs declined during the period from the prior year, particularly in the consumer loan portfolio, and were .17% of average loans compared to
 .22% in the second quarter of 1996.

Total shareholders' equity increased over 10% during the last twelve months to $34.1 million, improving book value per share to $19.42 from the $17.71 at June 30, 1996.

Net Interest Income
                                             Quarter Ending      Six Months Ending
                                                June 30                June 30
                                            1997       1996        1997       1996
----------------------------------------------------------------------------------
Interest income                           $8,163     $7,484     $15,940    $14,962
Taxable equivalent adjustment                 26         28          62         58
                                          ------     ------     -------    -------
   Interest income (TE)                    8,189      7,512      16,002     15,020
 Interest expense                          3,681      3,422       7,293      6,872
                                          ------     ------     -------    -------
   Net interest income (TE)               $4,508     $4,090     $ 8,709    $ 8,148
                                          ======     ======     =======    =======

Increase (decrease) due to change in:
    Volume                                $  467     $  273     $   772    $   441
    Rate                                     (49)        84        (211)       343
                                          ------     ------     -------    -------
    Total                                 $  418     $  357     $   561    $   784
                                          ======     ======     =======    =======
----------------------------------------------------------------------------------

Second quarter net interest income on a taxable equivalent ("TE") basis was $4.5 million, a 10.2% increase from the $4.1 million earned in the year ago quarter. Average earning assets increased 7.6% or $26.7 million while net interest margin, the other principal determinant of net interest income, increased from 4.69% to 4.79% in the quarter to quarter comparison.

Average loans increased $29.2 million or 11.5%, to $283.6 million for the current quarter. The mortgage portfolio grew 16.6% or $10.6 million, the commercial portfolio grew 8.0% or $9.4 million and average consumer loans increased 12.6% or $9.2 million. The average rate earned on the loan portfolio decreased 10 basis points ("bp") to average 9.46% in the current quarter.

The security portfolio grew $4.0 million or 4.6% in the quarter to quarter comparison while the rate earned increased 25 bp to average 6.45% for the quarter. Average overnight funds sold decreased $6.5 million or 68.5% and the rate earned increased 21 bp from the prior year's second quarter.

Incremental funding for the earning asset growth came mainly from the $20.8 million or 7.1% growth in interest bearing funds. Certificates of deposits grew $5.6 million, money market accounts increased $17.4 million, while CDs over $100,000 were down $1.1 million and Federal Home Loan Bank advances decreased $5.0 million. The average rate paid on interest bearing funds was 4.72%, comparable to the second quarter of 1996. Non-interest bearing funds supporting earning assets increased 10.0% or $5.9 million compared to the last year's quarter.

Net Interest Income
Average Balances, Interest Income/Expense, Average Rates

Quarter Ending June 30,                1997                              1996
------------------------------------------------------------------------------------------
                             Average                            Average
(Taxable equivalent,         Balance  Interest    Rate          Balance  Interest     Rate
in thousands)               ---------------------------      -----------------------------
Assets
Loans, including fees*,**   $283,649  $  6,686    9.46%        $254,408  $  6,044     9.56%
Securities
  Taxable                     86,744     1,391    6.41           82,755     1,268     6.13
  Tax-exempt*                  3,986        71    7.18            4,000        75     7.52
                            --------  --------                 --------   -------
  Total                       90,730     1,462    6.45           86,755     1,343     6.13

Federal funds sold             3,000        41    5.39            9,526       125     5.18
                            --------  --------                 --------   -------
  Total earning assets\
  interest income            377,379     8,189    8.70%         350,689     7,512     8.62%

Cash and due from banks       14,214                             12,651
Other assets                  11,218                              9,055
                            --------                           --------
  Total                     $402,811                           $372,395
                            ========                           ========
Liabilities and Equity
CDs over $100,000           $ 11,211       149    5.25%        $ 12,315       161     5.19%
Savings & interest checking   63,861       346    2.17           60,826       330     2.18
Money market deposits         90,436       980    4.35           73,009       742     4.09
Consumer CDs                 134,427     2,018    6.02          128,876     1,939     6.05
                            --------    ------                 --------    ------
  Total                      299,935     3,493    4.67          275,026     3,172     4.64
Federal funds purchased          919        14    5.77
FHLB advances                 12,000       174    5.83           17,000       250     5.91
                            --------    ------                 --------    ------
  Total interest-bearing
  funds/interest expense     312,854     3,681    4.72%         292,026     3,422     4.71%
                            --------    ------                 --------    ------
Demand deposits               49,996                             43,804
Other liabilities              6,411                              5,859
Shareholders' equity          33,550                             30,706
                            --------                           --------
  Total                     $402,811                           $372,395
                            ========                           ========
Net interest spread (TE)                          3.98%                               3.91%
                                                  ====                                ====
Net interest income (TE)                $4,508                             $4,090
                                        ======                             ======
Net interest margin (TE)                          4.79%                               4.69%
                                                  ====                                ====
------------------------------------------------------------------------------------------
 * Interest income on tax-exempt securities and certain tax-exempt loans has been adjusted to a tax-equivalent basis.
** Non-accrual loans are excluded.


Net Interest Income
Average Balances, Interest Income/Expense, Average Rates

Year to date June 30,                 1997                              1996
------------------------------------------------------------------------------------------
                             Average                            Average
(Taxable equivalent,         Balance  Interest    Rate          Balance  Interest     Rate
in thousands)               ---------------------------      -----------------------------
Assets
Loans, including fees*,**   $279,084  $ 12,946    9.35%        $254,931  $ 12,170     9.60%
Securities
  Taxable                     87,876     2,813    6.40           81,948     2,498     6.10
  Tax-exempt*                  4,899       175    7.15            4,324       162     7.47
                            --------  --------                 --------   -------
  Total                       92,775     2,988    6.44           86,272     2,660     6.10


Federal funds sold             2,575        68    5.28            7,227       190     5.21
                            --------  --------                 --------   -------
  Total earning assets\
  interest income            374,434    16,002    8.62%         348,430    15,020     8.67%

Cash and due from banks       13,775                             12,137
Other assets                  11,085                              9,266
                            --------                           --------
  Total                     $399,294                           $369,833
                            ========                           ========
Liabilities and Equity
CDs over $100,000           $ 10,617       275    5.16%        $ 11,812       325     5.45%
Savings & interest checking   63,344       685    2.18           60,603       656     2.18
Money market deposits         89,708     1,909    4.29           74,079     1,526     4.14
Consumer CDs                 134,481     4,021    6.03          127,685     3,854     6.07
                            --------    ------                 --------    ------
  Total                      298,150     6,890    4.66          274,179     6,361     4.67
Federal funds purchased        1,277        36    5.64              696        20     5.77
FHLB advances                 12,442       367    5.95           16,423       491     6.01
                            --------    ------                 --------    ------
  Total interest-bearing
  funds/interest expense     311,869     7,293    4.72%         291,298     6,872     4.74%
                            --------    ------                 --------    ------
Demand deposits               47,782                             42,174
Other liabilities              6,457                              5,830
Shareholders' equity          33,186                             30,531
                            --------                           --------
  Total                     $399,294                           $369,833
                            ========                           ========
Net interest spread (TE)                          3.90%                               3.93%
                                                  ====                                ====
Net interest income (TE)                $8,709                             $8,148
                                        ======                             ======
Net interest margin (TE)                          4.69%                               4.70%
                                                  ====                                ====
------------------------------------------------------------------------------------------
 * Interest income on tax-exempt securities and certain tax-exempt loans has been adjusted to a tax-equivalent basis.
** Non-accrual loans are excluded.

Non-Interest Income
                                       Quarter Ending      Six Months Ending
                                           June 30              June 30
                                     Increase (decrease)  Increase (decrease)
                                       Amount        %       Amount         %
-----------------------------------------------------------------------------
(In thousands)
Mortgage sales and servicing          $   61       18%       $   69       11%
Service charges on deposit accounts       24        7            49        8
Trust income                             122       24           252       24
Other service charges and fees            15       12            31       13
Other income                              (3)      (3)          (20)     (10)
Securities (losses) gains                 --       --            (6)      --
                                      ------     ----        ------     ----
                                      $  219       16%       $  375       14%
                                      ======     ====        ======     ====

Non-interest income for the second quarter totaled $1.6 million, a $219,000 or 16% increase from the second quarter of 1996. Income from trust activities continued its steady growth pattern, with a 24% increase in fee
income in the quarter to quarter comparison.   In addition, fees collected
from loan sales and servicing increased 18% from the prior year quarter.


Non-Interest Expense
                                       Quarter Ending      Six Months Ending
                                           June 30              June 30
                                     Increase (decrease)  Increase (decrease)
                                       Amount        %       Amount         %
-----------------------------------------------------------------------------
(In thousands)
Salaries and employee benefits        $  130        6%       $   84        2%
Occupancy                                 (6)      (2)           (4)      (1)
Furniture and equipment                   12        6            10        2
Other                                     93       10            79        4
                                      ------     ----        ------     ----
                                      $  229        6%       $  169        2%
                                      ======     ====        ======     ====


Non-interest expenses for the second quarter totaled $3.8 million, an increase of $229,000, or 6%, from the second quarter of 1996. Personnel related expense grew by $130,000 or 6%, while other expense included fees associated with non-earning loans which increased by $105,000 or 234%.

Asset Quality


Non-Performing Assets
                                                  6/30/97         12/31/96        6/30/96
                                                  -------         --------        -------
(In thousands)
Non-accrual loans                                  $2,968           $2,131         $  822
Renegotiated loans                                    285              408            600
                                                   ------           ------         ------
  Total non-performing loans                        3,253            2,539          1,422

Other real estate                                      --               --             70
                                                   ------           ------         ------
  Total non-performing assets                      $3,253           $2,539         $1,492
                                                   ======           ======         ======

Non-performing assets as a percent of total loans    1.12%             .93%           .58%

Accruing loans 90 days or more past due            $   55           $  172         $  518


Total non-performing assets at June 30, 1997 increased $1,761,000 or 118% from June of 1996, with an increase in non-accrual loans of $2,146,000. As previously reported in the December 31, 1996 Annual
Report on Form 10-K, the increase in problem loans is due to one long term credit relationship. After an extensive examination of this loan relationship, in 1996 the credit was classified non-accrual, the carrying value was reduced and the established reserve was substantially increased.

As of May 1, 1997, the borrower entered into an agreement to turn over the assets securing the credit. The assets, consisting primarily of real estate, are held in escrow until all state licenses and approvals are received and all conditions in the escrow agreement are met. The borrower's business continues to operate via a management company, satisfactory to the Bank, hired by the borrower.

As of July 28, 1997 the Bank and borrower entered into a definitive agreement to sell the assets of the borrower held in escrow. The reserve established in 1996 is adequate under the terms of the definitive agreement.

Loans identified as potential problem loans totaled $2,454,000 at June
30, 1997, $2,062,000 at December 31, 1996 and $3,401,000 at June 30, 1996.


Allowance for Loan Losses
                                             Quarter Ending    Six Months Ending
                                                 June 30              June 30
                                              1997     1996        1997     1996
--------------------------------------------------------------------------------
(In thousands)
Balance beginning of period                $ 3,800  $ 3,300     $ 3,525  $ 3,200

Charge-offs                                    163      189         346      376
Recoveries                                      43       54         103       90
                                           -------  -------     -------  -------
Net charge-offs                                120      135         243      286
Provision charged to operations                395      210         793      461
                                           -------  -------     -------  -------
Balance June 30                            $ 4,075  $ 3,375     $ 4,075  $ 3,375
                                           =======  =======     =======  =======
------------------------------------------------------------------------------------
                                                    6/30/97      12/31/96      6/30/96
                                                    -------      --------      -------
Net loan losses as a percent of average loans           .17%          .52%         .22%

Allowance for loan losses as a percent of end
  of period loans                                      1.40%         1.30%        1.31%
---------------------------------------------------------------------------------------

For the current quarter, net charge-offs decreased $15,000 from the same period in 1996. The allowance for loan losses has increased $700,000 over the last twelve months and was 1.40% of total loans as of June 30, 1997 compared to 1.31% one year ago. The increase in the allowance for loan losses is due to the growth in loans over the last twelve months, and the allowance established in 1996 for the credit discussed under Non-Performing Assets on Page 11.

The established allowance for this credit is adequate under the terms of the definitive agreement, dated July 28, 1997, for the sale of the assets of the borrower.

Under accounting guidance regarding impaired loans, at June 30, 1997 there were $2.66 million in impaired loans with $2.11 million for which an allowance for credit losses is allocated. Impaired loans totaled $2.42 million and $1.41 million at December 31, 1996 and June 30, 1996.

Investment Securities

The following is a summary of investment securities, held-to-maturity and available-for-sale, at June 30, 1997.

Held-to-maturity
                                                      Unrealized
                                        Cost        Gain      Loss    Fair Value
--------------------------------------------------------------------------------
U.S. government and agency           $14,513       $  68     $  --       $14,581
State and municipal                    5,697          65        16         5,746
Corporate notes                       10,928          31         8        10,951
                                     -------       -----     -----       -------
  Total                              $31,138       $ 164     $  24       $31,278
                                     =======       =====     =====       =======


Available-for-sale
                                                      Unrealized
                                        Cost        Gain      Loss    Fair Value
--------------------------------------------------------------------------------
U.S. government and agency           $31,995       $ 116     $  87       $32,024
Equity                                 2,329         136        --         2,465
                                     -------        ----     -----       -------
  Total                              $34,324       $ 252     $  87       $34,489
                                     =======       =====     =====       =======

Mortgage-backed                      $24,556       $ 113     $  77       $24,592
                                     =======       =====     =====       =======



Sales of available for sale securities
                                                   Six months ending June 30
                                                       1997          1996
<in thousands>
--------------------------------------------------------------------------
Proceeds                                            $   992       $    --
Gross gains                                              --            --
Gross losses                                              7            --


Shareholders' Equity and Capital Resources

Total equity at June 30, 1997 was $34.1 million, compared to $32.7 million and $30.8 million at December 31, 1996 and June 30, 1996. The Corporation declared $615,000, or $.35 per share, in dividends for the second quarter of 1997 as compared to $497,000, or $.30 per share in the second quarter of 1996.


The following is a summary of risk-based capital amounts and ratios:

Risk-based capital amounts
(In thousands)
                             Regulatory
                          Capital Standards
                           Well Capitalized                   Actual
                          -----------------      --------------------------------
                                  6/30/97         6/30/97    12/31/96     6/30/96
                          -----------------      --------    --------    --------
Tier 1 leverage                  $ 20,127        $ 33,598    $ 32,102    $ 30,548
Tier 1 risk-based                  17,587          33,598      32,102      30,548
Total risk-based                   29,312          37,267      35,611      33,784


Risk-weighted assets                              293,121     280,705     258,751
Quarterly average assets                          402,536     396,033     371,978


Risk-based ratios
Tier 1 leverage                         5%           8.35%       8.11%       8.21%
Tier 1 risk-based                       6%          11.46%      11.44%      11.81%
Total risk-based                       10%          12.71%      12.69%      13.06%

Risk-based capital ratios for the Corporation continue to be well above the guidelines established for well-capitalized institutions, which is the highest capital standard.

---------------------------------------------------------------------------
Six months ended June 30, 1997 compared with 1996
---------------------------------------------------------------------------
Net income for the six months ended June 30, 1997 is $2,433,000 or $1.29 per share compared to the $2,147,000 or $1.15 per share earned in the same period of 1996, a 13.3% increase. Return on average assets for the first six months was 1.22%, as compared to 1.16% in the previous year. The return on average equity was 14.66%, in comparison to the 14.06% earned in the first six months of 1996.

Net interest income (FTE) has increased $561,000, or 6.9% to $8.7 million for the first six months of 1997 as average earning assets increased $26 million from 1996. The year to date net interest margin is 4.69% for 1997, comparable to the first six months of 1996. The average rate earned on assets has decreased 5 basis points (bp) to 8.62% and the average rate paid on interest-bearing funds has decreased 2 bp to average 4.72% in 1997. Average outstanding loans have increased $24.2 million and securities $6.5 million from 1996. Total deposits have increased $29.6 million from 1996 and average $345.9 million for the first six months of 1997. Money market deposits have grown by $15.6 million, consumer CDs $6.8 million, and funding from Federal Home Loan Bank advances has decreased on average $4.0 million.

The provision for loan losses was $793,000 and net loan charge-offs were $243,000 for the first six months of 1997 compared to a provision of $461,000 and net charge-offs of $286,000 in 1996. The allowance for loan losses has been increased by $700,000 over the last twelve months and was 1.40% of total loans at June 30, 1997.

Non-interest income has grown $375,000, or 14%, for the first six months of 1997, mainly due to the $252,000 or 24% increase in trust fee income, $69,000 or 11% increase in fees earned from the origination and sale of mortgage loans, and $50,000 or 8% additional income generated from deposit related fees.

Non-interest expense increased $169,000 or 2% from the comparable prior period, essentially due to higher costs associated with non-earning loans and greater personnel costs.

Total cash dividends for the first six months of 1997 were $.70 per share compared to $.57 per share in 1996, a 23% increase. Shareholders' equity increased 10.8% from June of 1996 and at $34.1 million for June of 1997, represents 8.2% of assets. Total risk-based capital in June of 1997 was 12.7% compared to the 13.1% in June of 1996.

Recorded in stockholders' equity were unrealized losses of $42,000 during 1997 and $514,000 in 1996. The unrealized gains and losses of the investment portfolio are not expected to cause a material change in future income or investment yields.

Empire Banc Corporation


Part II - Other Information



Item 4.  Submission of matters to a vote of security holders

         (a) Annual meeting of shareholders of Empire Banc Corporation held May 13, 1997.

         (c) Election of four (4) directors to serve until the annual meeting of shareholders in 2000.
                                                     Withhold
                                             For     Authority     Non-vote
                                             ---     ---------     --------
              John R. Anderson
              Anderson, Gordon
              & Associates               1,596,165       1,995      151,349

              Don A. Good, M.D.
              Grand Traverse Obstetrics
              & Gynecology, P.C.         1,596,165       1,995      151,349

              Laurence P. Skendzel, M.D.
              Retired Physician          1,595,873       2,287      151,349

              Deborah J. Knudsen
              President & Chief
              Executive Officer
              Traverse City Convention
              & Visitors Bureau          1,588,589       9,572      151,349



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



                                   Empire Banc Corporation
                                   -----------------------
                                        (Registrant)

Date:  August 12, 1997
                                    /s/ James E. Dutmers, Jr.
                                  ---------------------------------------
                                   James E. Dutmers, Jr.
                                   Chairman and Chief Executive Officer

Date:  August 12, 1997
                                    /s/ William T. Fitzgerald, Jr.
                                  ---------------------------------------
                                   William T. Fitzgerald, Jr.
                                   Secretary, Treasurer & Chief Financial
                                   Officer
