Form 10-Q
period 1997-09-30
EMPIRE BANC CORP
filed 1997-11-07
CIK 810830

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                    ----------------------------------

                                FORM 10-Q

    Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

    For the quarterly period ended September 30, 1997.

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

                      Yes  X                       No

The number of shares outstanding of each of the issuer's classes of common stock was 1,757,584 shares of common stock, par value $5, outstanding as of September 30, 1997.

Empire Banc Corporation - Consolidated Balance Sheet

(In thousands, except share data)                  September 30   December 31   September 30
                                                           1997          1996           1996
Assets
Cash and due from banks                                $ 18,126      $ 22,603      $ 16,403
Federal funds sold                                        6,700            --            --
                                                       --------      --------      --------
  Cash and cash equivalents                              24,826        22,603        16,403
Securities
 Available for sale, at fair value                       38,762        34,572        34,466
 Held to maturity                                        31,544        36,804        38,212
  (fair value: 9/30/97-$31,783,
   12/31/96-$37,038, 9/30/96-$38,340)
 Mortgage-backed securities
  Available for sale, at fair value                      26,128        27,202        27,518

Loans                                                   297,409       272,182       268,031
 Less: allowance for loan losses                         (3,800)       (3,525)       (3,692)
                                                       --------      --------      --------
   Net loans                                            293,609       268,657       264,339

Premises and equipment, net                               4,484         3,985         3,919
Other real estate                                            --            --             5
Accrued income and other assets                           6,910         6,996         6,982
                                                       --------      --------      --------
   Total assets                                        $426,263      $400,819      $391,844
                                                       ========      ========      ========
Liabilities
Deposits
 Non-interest-bearing                                  $ 56,488      $ 54,556      $ 49,778
 Interest-bearing                                       315,268       289,798       286,762
                                                       --------      --------      --------
   Total deposits                                       371,756       344,354       336,540

Federal funds purchased                                      --         5,500            --
Federal Home Loan Bank advances                          12,000        12,000        17,000
Accrued expense and other liabilities                     7,416         6,292         6,607
                                                       --------      --------      --------
   Total liabilities                                    391,172       368,146       360,147

Shareholders' equity
Preferred stock-$1 par value,
 2,000,000 shares authorized, none outstanding
Common stock-$5 par value, 5,000,000 shares authorized,
 shares outstanding: 9/30/97-1,757,584; 12/31/96-
 1,746,009; 9/30/96-1,740,683                             8,788         8,730         8,703
Paid-in-capital                                          12,608        12,350        12,210
Retained earnings                                        13,371        11,419        10,781
Net unrealized gain on securities, net of tax               324           174             3
                                                       --------      --------      --------
   Total shareholders' equity                            35,091        32,673        31,697
                                                       --------      --------      --------
   Total liabilities and shareholders' equity          $426,263      $400,819      $391,844
                                                       ========      ========      ========
See notes to consolidated financial statements.

Empire Banc Corporation - Consolidated Statement of Income

(In thousands, except share data)                Quarter Ending       Year to Date
                                                  September 30        September 30
                                                1997        1996      1997     1996
Interest income
 Loans, including fees                       $ 6,950     $ 6,140     $ 19,887   $ 18,302
 Taxable securities
  Available for sale                           1,021         957        2,936      2,572
  Held to maturity                               432         466        1,330      1,350
 Tax-exempt securities-held to maturity           60          66          182        177
 Federal funds sold                              106         161          174        351
                                             -------     -------      -------     ------
   Total interest income                       8,569       7,790       24,509     22,752

Interest expense
 Deposits                                      3,685       3,332       10,575      9,693
 Federal funds purchased                           1          --           37         20
 Federal Home Loan Bank advances                 176         252          543        743
                                             -------     -------     --------    -------
   Total interest expense                      3,862       3,584       11,155     10,456
                                             -------     -------     --------    -------
   Net interest income                         4,707       4,206       13,354     12,296
Provision for loan losses                        188         416          981        877
                                             -------     -------     --------    -------
   Net interest income after
   provision for loan losses                   4,519       3,790       12,373     11,419

Non-interest income
 Mortgage sales and servicing                    456         408        1,178      1,061
 Service charges on deposit accounts             380         326        1,056        953
 Trust income                                    672         515        1,964      1,555
 Other service charges and fees                  228         155          497        393
 Other income                                     91          95          264        288
 Security gains(losses)                           --          --           (6)        --
                                             -------     -------     --------     ------
   Total non-interest income                   1,827       1,499        4,953      4,250

Non-interest expense
 Salaries and employee benefits                2,805       2,116        7,199      6,426
 Occupancy                                       283         258          798        777
 Furniture and equipment                         225         188          659        612
 Other                                           996         963        2,995      2,883
                                             -------     -------      -------     ------
   Total non-interest expense                  4,309       3,525       11,651     10,698
                                             -------     -------      -------     ------
   Income before federal income taxes          2,037       1,764        5,675      4,971
Federal income taxes                             676         583        1,881      1,643
                                             -------     -------      -------     ------
   Net income                                $ 1,361     $ 1,181      $ 3,794    $ 3,328
                                             =======     =======      =======    =======
----------------------------------------------------------------------------------------
Earnings per share                           $   .72     $   .63      $  2.00    $  1.78
Average shares outstanding                 1,895,816   1,876,514    1,894,771  1,873,692
----------------------------------------------------------------------------------------
See notes to consolidated financial statements.

Empire Banc Corporation - Consolidated Statement of Cash Flows

(In thousands)                                                    Year to Date September 30
                                                                       1997           1996
Operating activities
  Net income                                                        $ 3,794        $ 3,328
  Adjustments to reconcile net income to net
   cash from operating activities:
    Depreciation and amortization                                       527            537
    Provision for loan losses                                           981            877
    Mortgage loans originated for sale                              (40,647)       (47,712)
    Sale of mortgage loans                                           37,842         46,277
    Net realized loss on securities                                       6             --
    Net amortization/accretion on securities                             91            285
    Increase in deferred income taxes                                   281             34
    Increase (decrease) in accrued interest receivable                   70            (87)
    Increase in accrued expense and other liabilities                 1,120            736
    Decrease in other assets                                           (342)           (43)
                                                                    -------        -------
      Total adjustments                                                 (71)           904
                                                                    -------        -------
  Net cash from operating activities                                  3,723          4,232

Investing activities
  Securities available for sale
   Proceeds from sales                                                  992             --
   Proceeds from maturities                                          11,220         15,672
   Purchases                                                        (15,146)       (30,507)
  Securities held to maturity
   Proceeds from sales                                                1,986            --
   Proceeds from maturities                                           7,261         12,073
   Purchases                                                         (4,039)       (13,908)
  Loans granted net of repayments                                   (23,128)        (7,879)
  Premises and equipment expenditures                                (1,065)          (833)
  Proceeds from disposal of assets                                       39             --
                                                                    -------        -------
  Net cash from investing activities                                (21,880)       (25,382)

Financing activities
  Net increase in deposits                                           27,402         17,000
  Net decrease in federal funds purchased                            (5,500)            --
  Cash dividends paid                                                (1,838)        (1,489)
  Issuance of common stock                                              316            184
                                                                    -------        -------
  Net cash from financing activities                                 20,380         15,695
                                                                    -------        -------
Net change in cash and cash equivalents                               2,223         (5,455)
Cash and cash equivalents at January 1                               22,603         21,858
                                                                    -------        -------
Cash and cash equivalents at September 30                           $24,826        $16,403
                                                                    =======        =======
------------------------------------------------------------------------------------------
Interest paid                                                      $ 11,049        $10,395
Income taxes paid                                                     1,834          1,825
------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

Empire Banc Corporation - Consolidated Statement of Changes in
Shareholders' Equity


(In thousands)                                                         1997           1996
-------------------------------------------------------------------------------------------

Balance January 1                                                   $32,673        $30,005
Net income                                                            3,794          3,328
Common stock issued                                                     316            184
Dividends declared                                                   (1,842)        (1,489)
Net change in security valuation                                        150           (331)
                                                                    -------        -------
  Balance September 30                                              $35,091        $31,697
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

In October 1997 the Board of Directors of the Corporation declared a ten percent stock dividend to be paid in November 1997. Earnings per share data after restatement for the declared dividend for the year to date periods ending September 30, 1997 and 1996, would be $1.82 and $1.61. Restatement of per share amounts for the quarterly periods ending September 30, 1997 and 1996 would be $.65 and $.57.

Empire Banc Corporation
Financial Review

Third Quarter 1997
Compared with
Third Quarter 1996


Summary

Empire Banc Corporation's 1997 third quarter earnings were $1,361,000, a 15% increase over 1996 third quarter results. Earnings per share increased from $.63 per share in 1996 to $.72 in 1997. The return on assets was 1.29% for the quarter versus 1.21% in 1996. The return on equity was 15.75% compared to 15.15% in the prior year quarter.

The current quarter's results reflect the impact of an increase of 12% in net interest income, attributable to a 7% growth in average earning assets. Total loans and deposits have increased approximately 11% to $297 million and $372 million during the last twelve months. Non-interest income increased 22% in the quarter-to-quarter comparison, with substantial growth in trust fees, loan fee income and deposit related fees. In addition, income from service charges increased significantly during the quarter due to the assessment of fees for ATM usage to non-bank customers. Non-interest expense increased 22%, primarily due to increased personnel costs and computer-related depreciation expense.

The provision for loan losses for the third quarter of 1997 decreased $228,000 from the prior year quarter as a significant portion of the net charge-offs for the quarter were due to a credit previously reserved for.

Total shareholders' equity increased 11% during the last twelve months to $35.1 million, improving book value per share to $19.97 from the $18.21 at September 30, 1996.

Net Interest Income
                                             Quarter Ending     Nine Months Ending
                                              September 30          September 30
                                            1997       1996        1997       1996
----------------------------------------------------------------------------------
Interest income                           $8,569     $7,790     $24,509    $22,752
Taxable equivalent adjustment                 34         32          96         90
                                          ------     ------     -------    -------
   Interest income (TE)                    8,603      7,822      24,605     22,842
 Interest expense                          3,862      3,584      11,155     10,456
                                          ------     ------     -------    -------
   Net interest income (TE)               $4,741     $4,238     $13,450    $12,386
                                          ======     ======     =======    =======

Increase (decrease) due to change in:
    Volume                                $  481     $  245     $ 1,260    $   734
    Rate                                      22         49        (196)       343
                                          ------     ------     -------    -------
    Total                                 $  503     $  294     $ 1,064    $ 1,077
                                          ======     ======     =======    =======
----------------------------------------------------------------------------------

Third quarter net interest income on a taxable equivalent ("TE") basis was $4.7 million, a 12% increase from the $4.2 million earned in the year ago quarter. Average earning assets increased 7% or $26.4 million while net interest margin, the other principal determinant of net interest income, increased from 4.58% to 4.77% in the quarter to quarter comparison.

Average loans increased $31.4 million or 12%, to $291.5 million for the current quarter. The mortgage portfolio grew 17% or $11.3 million, the commercial portfolio grew 7% or $7.8 million and average consumer loans increased 17% or $12.3 million. The average rate earned on the loan portfolio increased 8 basis points ("bp") to average 9.47% in the current quarter.

The security portfolio remained comparable to the prior year quarter while the rate earned increased 26 bp to average 6.47%. Average overnight funds sold decreased $4.6 million or 37% and the rate earned increased
26 bp from the prior year's third quarter.

Incremental funding for the earning asset growth came mainly from the $19.2 million or 6.3% growth in interest bearing funds. Consumer certificates of deposits grew $1.7 million, money market accounts increased $22.0 million, and Federal Home Loan Bank advances decreased $5.0 million. The average rate paid on interest bearing funds was 4.75%, comparable to the 4.70% average in the third quarter of 1996. Non-interest bearing funds supporting earning assets increased 11% or $7.2 million compared to the last year's quarter.

Net Interest Income
Average Balances, Interest Income/Expense, Average Rates

Quarter Ending September 30,           1997                              1996
------------------------------------------------------------------------------------------
                             Average                            Average
(Taxable equivalent,         Balance  Interest    Rate          Balance  Interest     Rate
in thousands)               ---------------------------      -----------------------------
Assets
Loans, including fees*,**   $291,543    $6,956    9.47%        $260,182    $6,144     9.39%
Securities
  Taxable                     90,238     1,453    6.44           90,312     1,424     6.31
  Tax-exempt*                  4,986        88    7.07            5,320        93     7.03
                            --------    ------                 --------    ------
  Total                       95,224     1,541    6.47           95,632     1,517     6.21

Federal funds sold             7,622       106    5.43           12,181       161     5.17
                            --------    ------                 --------    ------
  Total earning assets\
  interest income            394,389     8,603    8.65%         367,995     7,822     8.46%

Cash and due from banks       16,038                             14,393
Other assets                  11,483                              9,093
                            --------                           --------
  Total                     $421,910                           $391,481
                            ========                           ========
Liabilities and Equity
CDs over $100,000           $ 11,191       153    5.34%        $ 11,531       148     5.02%
Savings & interest checking   64,535       368    2.26           63,769       349     2.18
Money market deposits        100,774     1,128    4.44           78,749       819     4.14
Consumer CDs                 133,882     2,036    6.03          132,207     2,016     6.07
                            --------    ------                 --------    ------
  Total                      310,382     3,685    4.71          286,256     3,332     4.63
Federal funds purchased           70         1    5.87              --         --       --
FHLB advances                 12,000       176    5.83           17,000       252     5.90
                            --------    ------                 --------    ------
  Total interest-bearing
  funds/interest expense     322,452     3,862    4.75%         303,256     3,584     4.70%
                            --------    ------                 --------    ------
Demand deposits               57,936                             50,638
Other liabilities              6,949                              6,410
Shareholders' equity          34,573                             31,177
                            --------                           --------
  Total                     $421,910                           $391,481
                            ========                           ========
Net interest spread (TE)                          3.90%                               3.76%
                                                  ====                                ====
Net interest income (TE)                $4,741                             $4,238
                                        ======                             ======
Net interest margin (TE)                          4.77%                               4.58%
                                                  ====                                ====
------------------------------------------------------------------------------------------
 * Interest income on tax-exempt securities and certain tax-exempt loans has been adjusted to a tax-equivalent basis.
** Non-accrual loans are excluded.


Net Interest Income
Average Balances, Interest Income/Expense, Average Rates

Year to date September 30,             1997                              1996
------------------------------------------------------------------------------------------
                             Average                            Average
(Taxable equivalent,         Balance  Interest    Rate          Balance  Interest     Rate
in thousands)               ---------------------------      -----------------------------
Assets
Loans, including fees*,**   $283,283   $19,902    9.39%        $256,694   $18,313     9.53%
Securities
  Taxable                     88,672     4,266    6.41           84,756     3,923     6.17
  Tax-exempt*                  4,928       263    7.13            4,659       255     7.30
                            --------   -------                 --------   -------
  Total                       93,600     4,529    6.45           89,415     4,178     6.14


Federal funds sold             4,276       174    5.37            8,890       351     5.19
                            --------   -------                 --------   -------
  Total earning assets\
  interest income            381,159    24,605    8.63%         354,999    22,842     8.60%

Cash and due from banks       14,537                             12,895
Other assets                  11,219                              9,202
                            --------                           --------
  Total                     $406,915                           $377,096
                            ========                           ========
Liabilities and Equity
CDs over $100,000           $ 10,810       428    5.22%        $ 11,718       473     5.31%
Savings & interest checking   63,745     1,053    2.21           61,666     1,005     2.18
Money market deposits         93,438     3,037    4.35           75,647     2,345     4.14
Consumer CDs                 134,279     6,057    6.03          129,203     5,870     6.07
                            --------   -------                 --------   -------
  Total                      302,272    10,575    4.67          278,234     9,693     4.65
Federal funds purchased          870        37    5.65              462        20     5.77
FHLB advances                 12,293       543    5.91           16,617       743     5.97
                            --------   -------                 --------   -------
  Total interest-bearing
  funds/interest expense     315,435    11,155    4.73%         295,313    10,456     4.73%
                            --------   -------                 --------   -------
Demand deposits               51,203                             45,015
Other liabilities              6,625                              6,021
Shareholders' equity          33,652                             30,747
                            --------                           --------
  Total                     $406,915                           $377,096
                            ========                           ========
Net interest spread (TE)                          3.90%                               3.87%
                                                  ====                                ====
Net interest income (TE)               $13,450                            $12,386
                                       =======                            =======
Net interest margin (TE)                          4.72%                               4.66%
                                                  ====                                ====
------------------------------------------------------------------------------------------
 * Interest income on tax-exempt securities and certain tax-exempt loans has been adjusted to a tax-equivalent basis.
** Non-accrual loans are excluded.

Non-Interest Income
                                       Quarter Ending     Nine Months Ending
                                        September 30         September 30
                                     Increase (decrease)  Increase (decrease)
                                       Amount        %       Amount         %
-----------------------------------------------------------------------------
(In thousands)
Mortgage sales and servicing          $   48       12%       $  117       11%
Service charges on deposit accounts       54       17           103       11
Trust income                             157       30           409       26
Other service charges and fees            73       47           104       26
Other income                              (4)      (4)          (24)      (8)
Securities (losses) gains                 --       --            (6)      --
                                      ------     ----        ------     ----
                                      $  328       22%       $  703       17%
                                      ======     ====        ======     ====

Non-interest income for the third quarter totaled $1.8 million, a $328,000 or 22% increase from the third quarter of 1996. Income from trust activities continued its strong growth pattern, with a 30% increase in fee income in the quarter to quarter comparison. In addition, fees collected for providing other services to customers increased $73,000 or 47%.




Non-Interest Expense
                                       Quarter Ending      Nine Months Ending
                                        September 30          September 30
                                     Increase (decrease)  Increase (decrease)
                                       Amount        %       Amount         %
-----------------------------------------------------------------------------
(In thousands)
Salaries and employee benefits        $  689       33%       $  773       12%
Occupancy                                 25       10            21        3
Furniture and equipment                   37       20            47        8
Other                                     33        3           112        4
                                      ------     ----        ------     ----
                                      $  784       22%       $  953        9%
                                      ======     ====        ======     ====


Non-interest expenses for the third quarter totaled $4.3 million, an increase of $784,000, or 22%, from the third quarter of 1996. The majority of the increase is attributable to personnel related expenses, which grew by $689,000 or 33%.

Asset Quality


Non-Performing Assets
                                                  9/30/97         12/31/96        9/30/96
                                                  -------         --------        -------
(In thousands)
Non-accrual loans                                  $1,136           $2,131         $  732
Renegotiated loans                                    112              408            596
                                                   ------           ------         ------
  Total non-performing loans                        1,248            2,539          1,328

Other real estate                                      --               --              5
                                                   ------           ------         ------
  Total non-performing assets                      $1,248           $2,539         $1,333
                                                   ======           ======         ======

Non-performing assets as a percent of total loans     .42%             .93%           .50%

Accruing loans 90 days or more past due            $  478           $  172         $   13


Total non-performing assets at September 30, 1997 decreased $85,000 or 6% from September of 1996, with increases in non-accrual loans of $404,000 offset by decreases in renegotiated loans of $484,000. As previously reported in the December 31, 1996 Annual Report on Form 10-K, an increase in problem loans at in 1996 was due to one long term credit relationship. In the fourth quarter of 1996 the credit was classified non-accrual and with a subsequent charge to operations of approximately $1.1 million, the carrying value was reduced and the established reserve was substantially increased. In the third quarter of 1997 this credit was resolved with a new borrower within the reserves established in 1996. As a result, non-performing assets are .42% of total loans at September 30, 1997, the lowest in the history of the Corporation.

Loans identified as potential problem loans totaled $2.4 million at September 30, 1997, $2.1 million at December 31, 1996 and $5.0 million at September 30, 1996.


Allowance for Loan Losses
                                             Quarter Ending    Nine Months Ending
                                              September 30        September 30
                                              1997     1996        1997     1996
--------------------------------------------------------------------------------
(In thousands)
Balance beginning of period                $ 4,075  $ 3,375     $ 3,525  $ 3,200

Charge-offs                                    542      154         888      530
Recoveries                                      79       55         182      145
                                           -------  -------     -------  -------
Net charge-offs                                463       99         706      385
Provision charged to operations                188      416         981      877
                                           -------  -------     -------  -------
Balance September 30                       $ 3,800  $ 3,692     $ 3,800  $ 3,692
                                           =======  =======     =======  =======


--------------------------------------------------------------------------------------
                                                    9/30/97      12/31/96      9/30/96
                                                    -------      --------      -------
Net loan losses as a percent of average loans           .33%          .52%         .20%

Allowance for loan losses as a percent of end
  of period loans                                      1.28%         1.30%        1.38%
---------------------------------------------------------------------------------------

For the current quarter, net charge-offs increased $364,000 from the same period in 1996, primarily due to the loss, previously reserved for in 1996, on the credit discussed on page 11 within the Non-Performing Assets section. The allowance for loan losses increased $108,000 over the last twelve months and was 1.28% of total loans and 305% of non-performing assets as of September 30, 1997. The increase in the allowance for loan losses is due to the growth in loans over the last twelve months.

Under accounting guidance regarding impaired loans, at September 30, 1997 there were $1.01 million in impaired loans with $505,000 for which an allowance for credit losses is allocated. Impaired loans totaled $2.42 million and $951,000 at December 31, 1996 and September 30, 1996.

Investment Securities

The following is a summary of investment securities, held-to-maturity and available-for-sale, at September 30, 1997.

Held-to-maturity
                                                      Unrealized
                                        Cost        Gain      Loss    Fair Value
--------------------------------------------------------------------------------
U.S. government and agency           $12,512       $  94     $  --       $12,606
State and municipal                    8,206          91        --         8,297
Corporate notes                       10,826          57         2        10,881
                                     -------       -----     -----       -------
  Total                              $31,544       $ 242     $   2       $31,784
                                     =======       =====     =====       =======


Available-for-sale
                                                      Unrealized
                                        Cost        Gain      Loss    Fair Value
--------------------------------------------------------------------------------
U.S. government and agency           $35,117       $ 206     $  30       $35,293
Commercial paper                         993          --        --           993
Equity                                 2,329         147        --         2,476
                                     -------        ----     -----       -------
  Total                              $38,439       $ 353     $  30       $38,762
                                     =======       =====     =====       =======

Mortgage-backed                      $25,960       $ 197     $  29       $26,128
                                     =======       =====     =====       =======


A gross realized loss of $7,000 was recognized, with proceeds of $992,000 on the sale of available-for-sale securities during the nine months ended September 30, 1997. A gross realized gain of $1,000 was recognized on the sale of a held to maturity security with proceeds of $1,986,000 during the first nine months of 1997. There were no sales of securities during the nine months ended September 30, 1996.

Shareholders' Equity and Capital Resources

Total equity at September 30, 1997 was $35.1 million, compared to $32.7 million and $31.7 million at December 31, 1996 and September 30, 1996. The Corporation declared $615,000, or $.35 per share, in dividends for the third quarter of 1997 as compared to $497,000, or $.30 per share in the third quarter of 1996.


The following is a summary of risk-based capital amounts and ratios:

Risk-based capital amounts
(In thousands)
                             Regulatory
                          Capital Standards
                           Well Capitalized                   Actual
                          -----------------      --------------------------------
                                  9/30/97         9/30/97    12/31/96     9/30/96
                          -----------------      --------    --------    --------
Tier 1 leverage                  $ 21,070        $ 34,400    $ 32,102    $ 31,287
Tier 1 risk-based                  18,120          34,400      32,102      31,287
Total risk-based                   30,201          38,175      35,611      34,698


Risk-weighted assets                              302,011     280,705     272,639
Quarterly average assets                          421,408     396,033     391,074


Risk-based ratios
Tier 1 leverage                         5%           8.16%       8.11%       8.00%
Tier 1 risk-based                       6%          11.39%      11.44%      11.48%
Total risk-based                       10%          12.64%      12.69%      12.73%

Risk-based capital ratios for the Corporation continue to be well above the guidelines established for well-capitalized institutions, which is the highest capital standard.

---------------------------------------------------------------------------
Nine months ended September 30, 1997 compared with 1996
---------------------------------------------------------------------------
Net income for the nine months ended September 30, 1997 is $3,794,000 or $2.00 per share compared to the $3,328,000 or $1.78 per share earned in the same period of 1996, a 14% increase. Return on average assets for the first nine months of 1997 was 1.24%, as compared to 1.18% in the previous year. The return on average equity was 15.03%, in comparison to the 14.43% earned in the first nine months of 1996.

Net interest income (FTE) has increased $1.1 million, or 8.6% to $13.5 million for the first nine months of 1997 as average earning assets increased $26.2 million from 1996. The year to date net interest margin is 4.72% for 1997 as compared to 4.66% for the first nine months of 1996. The average rate earned on assets has increased 3 basis points (bp) to 8.63% and the average rate paid on interest-bearing funds of 4.73% has remained unchanged from the prior year period. Average outstanding loans have increased $26.6 million and securities $4.2 million from 1996. Average total deposits are $353.5 million for the first nine months of 1997, an increase of $30.2 million. Money market investment deposits have grown by $17.8 million, consumer CDs $5.1 million and demand deposits $6.2 million while funding from Federal Home Loan Bank advances has decreased on average $4.3 million.

The provision for loan losses was $981,000 and net loan charge-offs were $706,000 for the first nine months of 1997 compared to a provision of $877,000 and net charge-offs of $385,000 in 1996. The allowance for loan losses has been increased by $108,000 over the last twelve months and was 1.28% of total loans at September 30, 1997.

Non-interest income has grown $703,000, or 17%, for the first nine months of 1997, mainly due to the $409,000 or 26% increase in trust fee income, $117,000 or 11% increase in fees earned from the origination and sale of mortgage loans.

Non-interest expense increased $953,000 or 9% from the comparable prior period essentially due to greater personnel costs increasing $773,000, or 12%, as well as higher expenses, an increase of $130,000, associated with non-earning loans.

Total cash dividends for the first nine months of 1997 were $1.05 per share compared to $.86 per share in 1996, a 22% increase. Shareholders' equity increased 10.7% from September of 1996 and at $35.1 million for September of 1997, represents 8.2% of assets. Total risk-based capital in September of 1997 was 12.6% compared to the 12.7% in September of 1996.

Recorded in stockholders' equity were unrealized gains of $150,000 during 1997 and unrealized losses of $331,000 in 1996. The unrealized gains and losses of the investment portfolio are not expected to cause a material change in future income or investment yields.

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



                                   Empire Banc Corporation
                                   -----------------------
                                        (Registrant)

Date:  November 7, 1997
                                      /s/ James E. Dutmers, Jr.
                                  ---------------------------------------
                                   James E. Dutmers, Jr.
                                   Chairman and Chief Executive Officer

Date:  November 7, 1997
                                     /s/ William T. Fitzgerald, Jr.
                                  ---------------------------------------
                                   William T. Fitzgerald, Jr.
                                   Secretary, Treasurer & Chief Financial
                                   Officer
