Form 10-K
period 1997-12-31
EMPIRE BANC CORP
filed 1998-03-24
CIK 810830

                                     UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549
                           ----------------------------------
                                        FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997. Commission file Number 0-15839

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 19, 1998, computed by reference to the average of the closing bid and asked price for such stock on that date was $65,269,000. For this purpose only, the affiliates of the registrant have been assumed to be the executive officers, directors and 10% or more shareholders.

As of February 19, 1998, there were outstanding 1,963,182 shares of the registrants' common stock, $5.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual shareholders meeting to be held May 5, 1998 are incorporated by reference into Part III.

The Exhibit Index is located on page number 55.

PART I
Item 1 - Business.

Empire Banc Corporation (the "Corporation") is incorporated in Michigan and is a bank holding company. The Empire National Bank of Traverse City (the "Bank"), is a wholly-owned subsidiary of the Corporation.

The Bank was established in 1912 in Empire, Michigan and is a national banking association. The Bank's deposits are insured by the Bank
Insurance Fund, administered by the Federal Deposit Insurance
Corporation, and the Bank is regulated by the U.S. Comptroller of the Currency.

The Bank is engaged in the general commercial banking business, providing a full range of consumer and business loan and deposit products. The Bank also operates a trust department providing fiduciary, investment and other related trust services. The Bank has contracted with a full-service securities brokerage firm to make available a variety of investment products to the Bank's customers. This program operates from two of the Bank's branch offices.

The principal source of revenue for the Corporation is dividends from the Bank. The Bank's principal source of revenue is interest and fees on loans. The Bank's revenue for the three most recent years is as follows.

                              1997       1996      1995
----------------------------------------------------------
Interest and fees on loans     67%        67%        71%
Other interest income          16%        17%        14%
Non-interest income            17%        16%        15%
                              ----       ----       ----
                              100%       100%       100%
                              ====       ====       ====

The Bank's primary market area is the northwestern portion of the lower peninsula of Michigan. The Bank is headquartered in Traverse City, Michigan, County of Grand Traverse. The Bank maintains offices in Grand Traverse, Leelanau, Kalkaska, and Crawford counties. The population of these counties combined is approximately 100,000. The Bank operates ten full service offices, provides drive-in convenience at seven locations and has automatic teller machines operating at eleven locations. The Bank has no foreign operations.

As of December 31, 1997, the Bank employed 200 full-time and 31 part-time employees.

Banking is a highly competitive business. The Bank competes primarily with other financial institutions in its market areas for loans, deposits, and trust accounts. In its primary market, which includes the Grand Traverse, Kalkaska and Leelanau counties, the Bank maintains the second largest deposit base, or approximately 25 percent of the deposit market share.
The majority of banking institutions with offices in this market area are members of holding companies with substantially more assets than the Corporation.

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

The Bank makes mortgage, commercial and installment loans to customers primarily in northwestern lower Michigan. Fees may be charged for these services. Commitments to make loans and unused lines of credit outstanding are detailed in the Notes to Consolidated Financial
Statements.

Historically, the Bank has predominantly sold its secondary-market-conforming residential mortgage loans. The mortgage loan portfolio serviced by the Bank for others, primarily the Federal Home Loan Mortgage Corporation, at December 31, 1997 totaled over $243 million. Mortgage banking activity is detailed in the Notes to Consolidated Financial Statements.

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

The Bank is a member of the Federal Home Loan Bank of Indianapolis, which is an additional source of liquidity and long-term funds. Membership in the Federal Home Loan Bank also provides access to additional advantageous lending programs. The Community Investment Program makes advances to be used for funding community-oriented mortgage lending, and the Affordable Housing Program grants advances to fund lending for long-term low- and moderate-income owner occupied and affordable rental housing at subsidized interest rates. Using the Affordable Housing Program, the Bank has sponsored the construction of two low-income homes with Habitat for Humanity.

The economy of the market areas of the Bank is affected by summer and winter tourism activities and, accordingly, the Bank experiences seasonal consumer and commercial deposit growth, with substantial growth increases from May to September. The Bank regularly assesses its ability to raise funds through the issuance of certificates of deposit in denominations of $100,000 or more in the local and regional market area and has established conservative guidelines for the total funding to be provided by these deposits. These deposits were less than three percent of total deposits at December 31, 1997 and 1996, respectively. The Bank also uses federal funds purchased from correspondent banks and the Federal Reserve Bank to respond to deposit fluctuations and temporary loan demands.

As of December 31, 1997, the Bank had no risks attendant to foreign sources. Compliance with federal, state and local statutes and/or ordinances relating to the protection of the environment is not expected to have material effect upon the Bank's capital expenditures, earnings or competitive position.


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

As a bank holding company under the Bank Holding Company Act of 1956, the Corporation is regulated and examined by the Federal Reserve Board. This Act requires that the Corporation obtain prior Federal Reserve Board approval for bank and nonbank acquisitions and restricts the permissible activities of the Corporation. Under the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"), the Federal Reserve Board generally is authorized to approve bank acquisitions by out-of-state bank holding companies whether or not such acquisition is prohibited by state law. The Interstate Act also provides for the nationwide interstate branching of banks. Both national and state-chartered banks are permitted to branch and merge across state lines.
The State of Michigan allows interstate branching authority, subject to the existence of reciprocal legislation in the state of the bank wishing to acquire or establish a branch in Michigan.

Federal law also regulates transactions between the Corporation and the Bank, including the amount and nature of loans or other extensions of credit. The Bank is also subject to regulation and examination by the Comptroller of the Currency.

The Comptroller of the Currency has guidelines for appropriate levels of capital for the Bank. The Federal Reserve Board has similar guidelines for the Corporation. Such guidelines can limit the amount of dividends which the Bank can pay to the Corporation and thus the amount of dividends the Corporation can pay to its shareholders.

The banking industry is also affected by the monetary and fiscal policies of the federal government, including the Federal Reserve
Board, which exerts considerable influence over the cost and availability of funds obtained for lending and investing.

Under Federal Deposit Insurance Corporation Improvement Act of 1991, the FDIC has implemented risk based premiums for deposit insurance, the premiums paid by a depository institution are based on the probability that the applicable insurance fund will incur a loss in respect of such institution. The effective assessment rate ranged from 0 basis points for well-capitalized institutions displaying little risk, to 27 basis points for undercapitalized institutions displaying high risk. Both BIF insured banks and SAIF insured thrifts are also required to pay interest on Financing Corporation (FICO) bonds issued in connection with the federal government's bail out of the thrift industry.

FDICIA also prescribes various supervisory or "prompt corrective" actions by federal regulatory agencies based on an insured institution's level of capital. These prescribed actions increase restrictions on and heighten regulatory scrutiny of the institution as its capital declines. The Bank is rated in the lowest risk category under regulatory guidelines, as detailed in the Notes to Consolidated Financial Statements.

Proposals to change the laws and regulations governing the operations and taxation of banks, and companies which control banks and other financial institutions, are frequently raised in Congress. The likelihood of any major changes and the impact such changes might have on the Corporation are, however, impossible to predict.

Management is not aware of any existing trends, events, uncertainties or current recommendations by regulatory authorities that are expected to have a material impact on the Corporation's operating results or financial condition.


Item 2 - Properties.
The executive offices of the Corporation and the Bank are maintained at the main office of the Bank, 1227 East Front St., Traverse City, Michigan. The Bank leases its main office and seven additional branch and automated teller machine locations. The leases expire at various times through the years 2011 and all include renewal periods. Net aggregate annual rentals for banking facilities in 1997 were $437,000.

In addition, the Bank owns and operates six additional branch facilities, none of which are encumbered. The Bank operates drive-thru facilities at most of its office locations and has on location and remote automatic teller machines for customer use in its market area.

Information about the executive officers of the Corporation is set forth below.


Name and Age                    Position
---------------------------     -------------------------------------

James E. Dutmers, Jr.           Chairman and Chief Executive Officer
(54)                            of the Corporation and Empire National
                                Bank

Robert L. Israel                President and Chief Operating Officer
(54)                            of the Corporation and Empire National
                                Bank

William T. Fitzgerald, Jr.      Vice President, Secretary/Treasurer
(52)                            of the Corporation; Division Vice
                                President and Chief Financial
                                Officer of Empire National Bank

Marilyn J. McCool               Vice President of the Corporation;
(51)                            Division Vice President and Director
                                of Personnel of Empire National Bank

James M. Merenda                Vice President of the Corporation;
(53)                            Division Vice President and Senior
                                Trust Officer of Empire National
                                Bank

Bruce W. Reavely                Vice President of the Corporation;
(49)                            Division Vice President and Senior
                                Operations Officer of Empire
                                National Bank

Daniel G. Stoudt                Vice President of the Corporation;
(51)                            Division Vice President and Senior
                                Loan Officer of Empire National Bank

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

Item 4 - Submission of Matters to a Vote of Security Holders.
No matters were submitted during the fourth quarter of fiscal 1997 to a vote of the Corporation's security holders.

PART II
Item 5 - Market for Corporation's Common Equity and Related Stockholder
         Matters.
The common stock of Empire Banc Corporation is traded on the OTC Bulletin Board, symbol EMBM. The primary market is the state of Michigan. Principal market makers of common stock transactions are F.J. Morrisey & Co., First of Michigan Corp., Howe Barnes & Co., McDonald & Co., Robert W. Baird & Co., Roney & Co. and Stifel Nicolaus & Co. There were 525 holders of the Corporation's common stock as of December 31, 1997.

Quarterly cash dividends were declared during 1997 and 1996 totaling $1.30 and $1.10 per common share per year. Note 20 of the Consolidated Financial Statements details regulatory guidelines regarding payment of dividends. The following table sets forth, for the periods indicated, the high and low sale prices per share of the Corporation's common stock. All of the prices are adjusted for a ten percent stock dividend paid in November 1997.

                                 Price Range
Quarter                       High         Low       Dividends
----------------------------------------------------------------
1997
Fourth                       $46.00       $40.91        $.350
Third                         40.91        37.05         .318
Second                        37.05        35.46         .318
First                         35.46        33.64         .318

1996
Fourth                        33.64        32.68         .318
Third                         32.68        32.04         .260
Second                        32.04        30.19         .260
First                         30.19        27.05         .260
Amounts retroactively adjusted for stock dividends.

Item 6 - Selected Financial Data - Empire Banc Corporation

(in thousands, except per share data)

                                      1997      1996      1995      1994      1993
----------------------------------------------------------------------------------
Summary of Operations:
Interest income                   $ 33,419  $ 30,599  $ 28,606  $ 23,628  $ 21,775
Interest expense                    15,189    14,066    13,231     9,839     8,842
                                  --------  --------  --------  --------  --------
Net interest income                 18,230    16,533    15,375    13,789    12,933
Provision for loan losses            1,459     1,686       745       796       447
Non-interest income                  6,809     5,850     5,017     4,843     5,063
Non-interest expense                15,737    13,861    13,494    12,241    12,542
                                  --------  --------  --------  --------  --------
Income before taxes                  7,843     6,836     6,153     5,595     5,007
Federal income taxes                 2,598     2,259     2,007     1,841     1,600
                                  --------  --------  --------  --------  --------
Net income                        $  5,245  $  4,577  $  4,146  $  3,754  $  3,407
                                  ========  ========  ========  ========  ========
----------------------------------------------------------------------------------

Per Share:
Earnings per share                $   2.71  $   2.39  $   2.19  $   2.00  $   1.82
Diluted earnings per share            2.52      2.22      2.05      1.86      1.72
Dividends                             1.30      1.10       .88       .80       .63
Book value                           18.63     17.01     15.75     13.98     13.06

----------------------------------------------------------------------------------

Ratios Based on Net Income:
Return on average equity             15.36%    14.72%    14.81%    14.72%    14.61%
Return on average assets              1.26      1.20      1.18      1.17      1.15
Dividend payout ratio                48.08     45.90     40.30     39.93     34.22
Average shareholders' equity
  as a percent of average assets      8.23      8.14      7.96      7.92      7.85

----------------------------------------------------------------------------------

Balance Sheet:
Assets                            $442,953  $400,819  $372,426  $336,951  $313,054
Loans                              302,469   272,182   259,102   243,583   218,380
Securities                          98,754    98,578    84,312    64,231    65,830
Deposits                           386,670   344,354   319,540   297,989   279,541
Shareholders' equity                36,199    32,673    30,005    26,332    24,504

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

Summary of Earnings
In 1997, the Corporation achieved record earnings of $5,245,000, an increase of $668,000, or 14.6 percent, over the $4,577,000 earned in 1996. In 1996, net income increased $431,000, or 10.4 percent.

Earnings Per Share
Earnings per share were $2.71 for 1997, compared to $2.39 in 1996 and $2.19 in 1995. Diluted earnings per share were $2.52, compared to $2.22 in 1996 and $2.05 in 1995. Diluted earnings per share, as disclosed, are consistent with per share reporting in prior years.

Return on Average Shareholders' Equity
Return on average shareholders' equity measures how profitably the shareholders' invested capital is employed. Return on average equity was
15.4 percent for 1997, compared to 14.7 percent and 14.8 percent in 1996 and 1995.

Return on Average Assets
Return on average assets, a measure of profitability, was 1.26 percent in 1997, compared to 1.20 percent and 1.18 percent in 1996 and 1995.

Book Value Per Share
Book value per share of common stock increased 10 percent to $18.63 at December 31, 1997, compared to $17.01 and $15.75 at December 31, 1996 and 1995.

Summary of Operating Results
The following is a summary of the major components of the consolidated operating results:

(in thousands)                              1997       1996       1995
----------------------------------------------------------------------
Net interest income                      $18,230    $16,533    $15,375
Add: Taxable equivalent (TE) adjustment      135        127        106
                                         -------    -------    -------
Net interest income - (TE)                18,365     16,660     15,481
Provision for loan losses                  1,459      1,686        745
Non-interest income                        6,809      5,850      5,017
Non-interest expense                      15,737     13,861     13,494
                                         -------    -------    -------
Income before tax - (TE)                   7,978      6,963      6,259
Income taxes,
  including TE adjustment                  2,733      2,386      2,113
                                         -------    -------    -------
Net income                               $ 5,245    $ 4,577    $ 4,146
                                         =======    =======    =======

Net Interest Income

Net interest income is the difference between interest and fees earned on earning assets (loans and investments) and the interest paid on deposits and other interest-bearing funds. It is the major component of earnings for a financial institution. For analytical purposes, to evaluate the effective yields earned on earning assets, interest earned is expressed on a taxable-equivalent (TE) basis by increasing tax-exempt interest income to an amount comparable to interest subject to income taxes. The taxable-equivalent adjustment is based on a federal income tax rate of 34 percent.

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

Net Interest Income
Average Balance Sheet, Interest Income/Expense, Average Rates

(in thousands,
  taxable equivalent)                  1997                              1996                              1995
----------------------------------------------------------------------------------------------------------------------------
                             Average           Average          Average            Average        Average            Average
                             Balance  Interest    Rate          Balance  Interest     Rate        Balance  Interest     Rate
                            ---------------------------       -----------------------------      ---------------------------

Assets
Loans, including fees 1,2   $287,225  $ 27,081    9.43%        $259,924  $ 24,552     9.45%      $248,165  $ 23,835     9.60%
Securities
  Taxable                     89,331     5,728    6.41           86,783     5,397     6.22         68,634     4,004     5.83
  Tax-exempt 1                 5,213       369    7.08            4,989       361     7.24          3,348       286     8.54
                            --------  --------                 --------  --------                --------  --------
    Total                     94,544     6,097    6.45           91,772     5,758     6.27         71,982     4,290     5.96

Federal funds sold             6,882       376    5.46            7,882       416     5.28         10,072       587     5.83
                            --------  --------                 --------  --------                --------  --------
    Total earning assets/
    interest income          388,651    33,554    8.63%         359,578    30,726     8.55%       330,219    28,712     8.69%
Cash and due from banks       14,950                             13,318                            11,972
Other assets                  11,181                              9,060                             9,342
                            --------                           --------                          --------
    Total                   $414,782                           $381,956                          $351,533
                            ========                           ========                          ========
Liabilities and Equity
CDs over $100,000           $ 10,690       566    5.29%        $ 11,204       595     5.31%      $  9,734       589     6.05%
Savings and interest checking 64,526     1,427    2.21           61,987     1,351     2.18         60,703     1,371     2.26
Money market deposits         98,357     4,321    4.39           77,578     3,214     4.14         73,336     3,246     4.43
Time Deposits                134,480     8,119    6.04          130,359     7,908     6.07        120,714     7,210     5.97
                            --------  --------                 --------  --------                --------  --------
     Total                   308,053    14,433    4.69          281,128    13,068     4.65        264,487    12,416     4.69

Federal funds purchased          651        37    5.68              461        27     5.86             27         1     6.14
FHLB advances                 12,219       719    5.88           16,262       971     5.97         11,597       814     7.02
                            --------  --------                 --------  --------                --------  --------
    Total interest-bearing
    funds/interest expense   320,923    15,189    4.73%         297,851    14,066     4.72%       276,111    13,231     4.79%
                            --------  --------                 --------  --------                --------  --------

Demand deposits               52,794                             46,844                            42,858
Other liabilities              6,918                              6,172                             4,568
Shareholders' equity          34,147                             31,089                            27,996
                            --------                           --------                          --------
         Total              $414,782                           $381,956                          $351,533
                            ========                           ========                          ========
Net interest spread (TE)                          3.90%                               3.83%                             3.90%
                                                  =====                               =====                             =====
Net interest income (TE)              $ 18,365                           $ 16,660                          $ 15,481
                                      ========                           ========                          ========
Net interest margin (TE)                          4.73%                               4.63%                             4.69%
                                                  =====                               =====                             =====
-----------------------------------------------------------------------------------------------------------------------------
1  Interest income on tax-exempt securities and certain tax-exempt loans has been adjusted to a taxable-equivalent basis.
2  Non-accrual loans are excluded.


An analysis of the changes in net interest income is presented in the following table. This analysis highlights the relative effect of changes in the average balances and interest rates.

Analysis of Changes in Net Interest Income

(in thousands, taxable equivalent)                 1997 vs. 1996                        1996 vs. 1995
-------------------------------------------------------------------------------------------------------------
                                           Average    Average        Net       Average    Average         Net
Increase (decrease) due to change in:      Balance       Rate     Change       Balance       Rate      Change
                                           ------------------------------       -----------------------------
Interest income
Loans, including fees                     $  2,561   $    (32)  $  2,529      $  1,167   $   (450)   $    717
Securities
  Taxable                                      157        174        331         1,140        253       1,393
  Tax-exempt                                    16         (8)         8           124        (49)         75
                                          --------   --------   --------      --------   --------    --------
    Total                                      173        166        339         1,264        204       1,468

Federal funds sold                             (56)        16        (40)         (118)       (53)       (171)
                                          --------   --------   --------      --------   --------    --------
  Changes in interest income                 2,678        150      2,828         2,313       (299)      2,014
-------------------------------------------------------------------------------------------------------------
Interest expense
CDs over $100,000                              (29)        --        (29)          112       (106)          6
Savings and interest checking                   53         23         76            25        (45)        (20)
Money market deposits                          904        203      1,107           182       (214)        (32)
Time Deposits                                  249        (38)       211           584        114         698
                                          --------   --------   --------      --------   --------    --------
  Total interest-bearing deposits            1,177        188      1,365           903       (251)        652

Federal funds purchased                         11         (1)        10            26         --          26
FHLB advances                                 (238)       (14)      (252)          291       (134)        157
                                          --------   --------   --------      --------   --------    --------
  Changes in interest expense                  950        173      1,123         1,220       (385)        835
                                          --------   --------   --------      --------   --------    --------
  Changes in net interest income          $  1,728   $    (23)  $  1,705      $  1,093   $     86    $  1,179
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


(in thousands, taxable equivalent)          1997                            1996                            1995
-----------------------------------------------------------------------------------------------------------------------------
                                  Average                 Net     Average                 Net     Average                 Net
                                  Earning  Interest  Interest     Earning  Interest  Interest     Earning  Interest  Interest
                                   Assets    Spread    Income      Assets    Spread    Income      Assets    Spread    Income
                                ---------------------------------------------------------------------------------------------
Source of funding
Interest-bearing liabilities     $320,923     3.90%  $ 12,516    $297,851     3.83%  $ 11,382    $276,111     3.90%  $ 10,779

Non-interest-bearing liabilities
  and equity capital               67,728     8.63%     5,849      61,727     8.55%     5,278      54,108     8.69%     4,702
                                 --------            --------    --------            --------    --------            --------
                                 $388,651            $ 18,365    $359,578            $ 16,660    $330,219            $ 15,481
                                 ========            ========    ========            ========    ========            ========
-----------------------------------------------------------------------------------------------------------------------------


Net interest income (TE) increased $1.7 million, or 10 percent, in 1997 as average earning assets increased $29 million, or 8 percent, and the net interest margin (net interest income as a percentage of average earning assets) increased 10 basis points. Earning assets funded with interest-bearing liabilities increased $23 million, or 8 percent, and the net interest spread increased by 7 basis points, adding $1.1 million in net interest income. Earning assets funded with non-interest-bearing liabilities and equity capital increased $6 million, or 10 percent, and the earning asset rate increased 8 basis points, contributing $571,000 to the increase in net interest income.

The increase in average earning assets was principally due to growth in the loan portfolio, which increased $27 million, or 11 percent, as the average rate decreased 2 basis points. Mortgage loans increased $10 million, or 15 percent, and commercial loans increased $8 million, or 6 percent. Average consumer loans increased $10 million, or 13 percent, in 1997, primarily due to home equity lines of credit. Investment securities increased $3 million, or 3 percent, and the average rate earned increased 18 basis points.

The primary funding source is interest-bearing deposits. Interest-bearing deposits increased $27 million, or 10 percent, and the average rate increased 4 basis points from 1996. The increase in average interest-bearing deposits was primarily in money market investment accounts, which increased $21 million, or 27 percent. Average short-term time certificates in denominations of $100,000 or more approximated 3 percent of average total deposits in 1997, 1996 and 1995, significantly below the levels of banks of comparable size. The significant deposit growth in 1997 allowed for less reliance on Federal Home Loan Bank advances, which on average, decreased $4 million during 1997, while the average rate decreased 9 basis points.

In 1996, net interest income increased $1.2 million, or 8 percent, due to increases in average earning assets of $29 million, or 9 percent, and the net interest margin decreased 6 basis points. The increase in earning assets funded with interest-bearing liabilities, at a decreased interest spread, accounted for $603,000 of the increase in net interest income. The increase in earning assets funded with non-interest-bearing liabilities, at a decreased rate, added $576,000 in net interest income.


Loan Portfolio Management and Non-Performing Assets

Portfolio Quality

Loan portfolio quality, diversification of the portfolio and the monitoring of potential problem loans are the primary functions of loan portfolio management. The Bank has internally established written loan policies and procedures. Management has established a loan review process which provides for frequent review of the loan portfolio in order to monitor loan portfolio quality and performance. In addition, management conducts a review of loan concentrations which could have an impact on the financial condition of the Bank. As of December 31, 1997, there were no industry concentrations in which the total loans to borrowers in one industry comprised 10 percent or more of total loans.

Loans outstanding at year-end for the five years ended December 31, are shown in the following table according to the type of loan:

(in thousands)             1997       1996       1995       1994       1993
---------------------------------------------------------------------------
Commercial            $ 132,310  $ 122,322  $ 120,369  $ 106,447  $  96,138
Mortgage                 80,641     71,346     63,809     56,009     46,967
Consumer                 61,850     59,031     63,328     71,023     66,946
Revolving Credit         27,668     19,483     11,596     10,104      8,329
                      ---------  ---------  ---------  ---------  ---------
                      $ 302,469  $ 272,182  $ 259,102  $ 243,583  $ 218,380
                      =========  =========  =========  =========  =========

Maturity and Rate Sensitivity of Selected Loans

The following table presents the remaining maturity of total loans outstanding (excluding residential real estate mortgage and consumer loans) at December 31, 1997, according to scheduled repayments of principal.

                                         After One
                             Within     But Within         After
(in thousands)             One Year     Five Years    Five Years    Total
-------------------------------------------------------------------------
Total loans                 $51,311       $167,249     $83,909    $302,469
Less:
 Residential mortgage
  and consumer loans         14,050         88,965      58,814     161,829
                            -------       --------     -------    --------
                            $37,261       $ 78,283     $25,095    $140,640
                            =======       ========     =======    ========
Loans maturing with:
  Fixed interest rates      $24,175       $ 65,890     $12,740    $102,804
  Variable interest rates    13,087         12,394      12,356      37,836
                            -------       --------     -------    --------
                            $37,261       $ 78,283     $25,095    $140,640
                            =======       ========     =======    ========
--------------------------------------------------------------------------

Non-Performing Assets and Problem Loans

The following table is a summary of non-performing assets as of December 31:

(in thousands)                   1997     1996     1995     1994     1993
-------------------------------------------------------------------------
Non-accrual loans              $  893   $2,131   $  867   $1,228   $1,497
Renegotiated loans                210      408      606      644      486
                               ------   ------   ------   ------   ------
 Total non-performing loans     1,103    2,539    1,473    1,872    1,983
Other real estate                 177       --      280       53      838
                               ------   ------   ------   ------   ------
 Total non-performing assets   $1,280   $2,539   $1,753   $1,925   $2,821
                               ======   ======   ======   ======   ======
Non-performing assets as
  a percent of total loans        .42%     .93%     .68%     .79%    1.29%

Accruing loans 90 days or
  more past due                $  367   $  172   $   72   $  128   $    1
--------------------------------------------------------------------------

In 1997, total non-performing assets decreased $1.3 million, or 50 percent. The increase in problem loans in 1996 was primarily due to one long-term credit relationship. In the third quarter of 1997, this credit was transferred to a new borrower within the reserves established in 1996.

The ratio of non-performing assets as a percent of total loans was 0.42 percent of total loans at December 31, 1997. In addition to loans classified as non-performing, or 90 days past due, there are other loans totaling $1.5 million at December 31, 1997, on which management closely monitors the borrowers' ability to comply with payment terms. Implementation of SFAS 114 and SFAS 118 in 1995 did not have a material impact on the above information.

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

Interest accrual is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that collection of interest is doubtful. The gross interest income that would have been recorded in 1997 on the $893,000 of non-accrual loans amounted to $118,000 if the loans would have been current in accordance with their original terms. The amount of interest income included in net income on these loans amounted to $14,000.

All loans classified for regulatory purposes as loss, doubtful, or substandard have been included in the above disclosures. There were no other interest bearing assets at December 31, 1997 that would be required to be disclosed as non-performing or potential problem loans.

There were no foreign loans outstanding at December 31, 1997.

Provision for Loan Losses

The following table summarizes the provision for loan losses, net loan losses and the allowance for loan losses over the last three years:


(in thousands)                                1997        1996       1995
-------------------------------------------------------------------------
Provision for loan losses                  $ 1,459     $ 1,686    $   745
Net loan losses                                859       1,361        445
Year-end allowance for loan losses           4,125       3,525      3,200

Allowance as a percent of
  year-end loans                              1.36%       1.30%      1.24%

Net loan losses to average loans
  outstanding                                  .30%        .52%       .18%
--------------------------------------------------------------------------

In 1997, the allowance for loan losses increased $600,000 to 1.36 percent of loans. Management believes this increase in the allowance for loan losses is prudent with the record growth in the loan portfolio of $30 million in 1997, coupled with the sustained period of national and local economic growth. The allowance was 322 percent of non-performing assets at year-end, compared to 139 percent and 183 percent at December 31, 1996 and 1995. Net loan losses in 1997 declined to 0.30 percent of average loans outstanding. The increase in net loan losses in 1996 is related to the charge-down of the carrying value of the long-term credit relationship discussed under Non-Performing Assets and Problem Loans.

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

(in thousands)                    1997     1996     1995     1994     1993
--------------------------------------------------------------------------
Allowance for possible loan
  losses, beginning of period $  3,525 $  3,200 $  2,900 $  2,630 $  2,450
                              -------- -------- -------- -------- --------
Loans charged off:
Commercial                         556    1,005       17      112       97
Real estate mortgages               49                 7
Consumer                           408      514      575      539      236
Revolving credit                    98       49       51       67       84
--------------------------------------------------------------------------
  Total charge-offs              1,111    1,568      650      718      417
--------------------------------------------------------------------------
Recoveries:
Commercial                          73       11       55       85        3
Real estate mortgages                                  2
Consumer                           161      182      135       89      119
Revolving credit                    18       14       13       18       28
--------------------------------------------------------------------------
  Total recoveries                 252      207      205      192      150
--------------------------------------------------------------------------
Net charge-offs                    859    1,361      445      526      267
--------------------------------------------------------------------------
Provision charged to expense     1,459    1,686      745      796      447
--------------------------------------------------------------------------
Allowance for possible loan
  losses, end of period       $  4,125 $  3,525 $  3,200 $  2,900 $  2,630
==========================================================================

Total loans outstanding at
  end of period               $302,469 $272,182 $259,102 $243,583 $218,380
                              ======== ======== ======== ======== ========
Average total loans
  outstanding for the year    $289,305 $260,745 $249,769 $230,251 $205,410
                              ======== ======== ======== ======== ========
Ratio of net charge offs
  to daily average loans
  outstanding                     .30%     .52%     .18%     .23%     .13%
                                  ====     ====     ====     ====     ====
--------------------------------------------------------------------------

Allocation of the Allowance for Loan Losses

The allocation of the allowance for possible loan losses for the years ended December 31 is:

                                          Real estate
                                Consumer    mortgage/
(In thousands)     Commercial  and other  construction  Unallocated  Total
--------------------------------------------------------------------------
1997 Allowance amount  $1,892    $  571       $  128     $1,534    $4,125
  % loans/total loans    43.7%     29.6%        26.7%        --       100%

1996 Allowance amount  $1,826    $  538       $   75     $1,086    $3,525
  % loans/total loans    45.0%     28.8%        26.2%        --       100%

1995 Allowance amount  $1,378    $  602       $   75     $1,145    $3,200
  % loans/total loans    46.5%     28.9%        24.6%        --       100%

1994 Allowance amount  $1,055    $  574       $   60     $1,211    $2,900
  % loans/total loans    43.7%     33.3%        23.0%        --       100%

1993 Allowance amount  $1,104    $  495       $   95     $  936    $2,630
  % loans/total loans    43.9%     34.5%        21.6%        --       100%

-------------------------------------------------------------------------

Non-Interest Income
Total non-interest income increased $959,000, or 16 percent, from 1996. Trust income increased $549,000, or 26 percent, in 1997 as funds under management increased $80 million, or 23 percent. Deposit fees increased $152,000, or 12 percent, and other service charges and fees increased $130,000, or 23 percent.

Income from the origination, sales and servicing of mortgage loans increased $185,000, or 12 percent, in 1997. Effective July 1, 1995, the Bank adopted SFAS No. 122. This statement requires capitalizing the cost of mortgage servicing rights on loans sold, which is then amortized over the estimated period of servicing income. Income due to the adoption of SFAS 122 was $277,000 in 1997, $387,000 in 1996 and $151,000 in 1995.

In 1996, total non-interest income increased $833,000, or 17 percent. Income from the origination, sales and servicing of mortgage loans increased $430,000, or 40 percent, as fees and gains on loans sold increased 71 percent. Trust fees increased $282,000, or 16 percent, due to an 18 percent increase in assets under management. Other service charges and fees increased 18 percent, primarily due to income earned from the sale of credit life insurance.

Non-Interest Expense

In 1997, total non-interest expense increased $1.9 million, or 14 percent. Total personnel expense increased $1.5 million, or 18 percent. Salaries and wages increased $567,000, or 10 percent, with increased staffing and normal salary increases. Benefit costs based upon the 37 percent increase in the Corporation's stock price during the year increased $457,000, or 68 percent, and the profit sharing incentive award increased $284,000 or 47 percent.

Occupancy costs remained relatively stable in 1997, increasing $28,000, or 3 percent, during the year. Equipment expense for 1997 increased $78,000, or 10 percent, due primarily to technology costs which increased $91,000, or 18 percent.

Other operating expense increased $240,000, or 7 percent, in 1997.
Legal and professional fees increased $173,000, or 53 percent, primarily due to costs attributable to non-earning loans. FDIC insurance expense decreased $99,000, or 65 percent. Other areas of expense increased due to the general growth of the Corporation.

The Corporation has implemented a plan relating to anticipated costs, problems, and uncertainties associated with the Year 2000 issue. In order to remain competitive and improve efficiency, the Corporation continually upgrades its computer systems and software. The Corporation does not create its own software. Strategic alliances with nationally recognized major software providers with large numbers of banking clients are the primary source of computer software utilized in the daily operations of the Corporation. These alliances will be closely monitored and tested, with documentation of Year 2000 compliance requested from each vendor. Further, the Corporation is proactively notifying its borrowers of the Year 2000 issues. It will discuss with those borrowers which may be materially impacted, their efforts to address the Year 2000 issues.
The Corporation does not anticipate that the cost associated with addressing the Year 2000 will have a material impact on its future financial condition or the results of operations.

In 1996, total non-interest expense increased $367,000, or 3 percent. Personnel expense increased $584,000, or 7 percent, as salaries and wages increased $509,000, or 10 percent, due to increased staffing and normal salary increases. Equipment expense for 1996 decreased $42,000, or 5 percent, due to a reduction in depreciation expense. Other operating expense decreased $200,000, or 5 percent, due to a reduction in FDIC insurance expense.

Federal Income Taxes
Federal income tax expense for 1997 was $2,598,000, compared to $2,259,000 in 1996 and $2,007,000 in 1995, due to the increased profitability of the Corporation. The Corporation's effective tax rate has been substantially unchanged from 1995 through 1997 due to the consistency of statutory tax rates and the relative percentage of tax-exempt income.

Capital Resources and Cash Dividends
The foundation of a strong financial institution is a strong capital base. Shareholders' equity in 1997 increased $3.5 million, or 11 percent, to $36.2 million at year-end 1997. During 1996, total shareholders' equity increased $2.7 million, or 9 percent, over 1995. Shareholders' equity was 8.2 percent of total assets at December 31, 1997, comparable to 1996.

The federal bank regulatory agencies have established capital standards for financial institutions. The Corporation's capital ratios are all significantly above the guidelines for well-capitalized institutions.
Note 18 to the Consolidated Financial Statements details the Corporation's regulatory capital and the capital standards.

Total cash dividends in 1997 were $2,522,000, or $1.30 per share, compared to $2,100,000, or $1.10 per share, in 1996, a 20 percent increase. The dividend payout ratio was 48 percent in 1997, 46 percent in 1996 and 40 percent in 1995. A 10 percent and a 5 percent stock dividend were paid in November of 1997 and 1996. Cash dividends per share have increased at an average annual rate of 19 percent since 1991. Future dividends, if any, are declared at the discretion of the Board of Directors and may be determined by the financial performance, future prospects and capital requirements of the Corporation.

The Corporation's principal source of funds to pay cash dividends is the earnings of its subsidiary, Empire National Bank. Consequently, cash dividends depend upon the earnings, capital needs, regulatory restraints and other factors affecting the Bank. See Note 20 to the Consolidated Financial Statements.

The Corporation maintains a five-year capital plan and utilizes a formal strategic planning process. Management and the Board monitor long-term goals, which include maintaining capital growth in relation to asset growth and the retention of earnings to fund growth, while providing returns to shareholders.

Future Accounting Changes - In 1997, the FASB issued Statement 130, "Reporting Comprehensive Income," which will require reporting of comprehensive income (net income plus changes in holding gains and losses on available-for-sale securities) and Statement 131, "Disclosures about Segments of an Enterprise and Related Information," which may require redetermination of industry segment financial information.


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

The Bank measures the impact of changes in interest rates on net interest income through a comprehensive analysis of the Bank's interest-rate-sensitive assets and liabilities. This analysis takes into consideration projected changes in market interest rates and alternative rate scenarios, changes in the rates of individual interest-rate-sensitive assets and liabilities and the effect of competition. Through this quarterly analysis, management estimates the projected effect on net interest income. During the annual planning process, net interest income is projected using alternative interest rate scenarios to determine the effect of changing interest rates on net interest income. The Board of Directors has established policy limits for the fluctuation of net interest income due to projected interest rate changes.


The years of 1993 through 1997 included periods of sustained interest rate decreases and increases as well as changes in the shape of the yield curve. A stable net interest margin and the steady increase in net interest income demonstrate the effectiveness of these risk management techniques.

                        1997     1996     1995     1994     1993
-----------------------------------------------------------------
Net interest margin     4.73%    4.63%    4.69%    4.64%    4.76%
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

The Board of Directors has established policies regarding the potential price fluctuation of the portfolio of securities available for sale. This portfolio had net unrealized gains of $535,000 and $264,000 at December 31, 1997 and 1996. The price fluctuations experienced during 1997 and 1996 were primarily due to changes in market interest rates and were well within the policies established by the Board of Directors. Realization of any unrealized gain or loss will depend upon future portfolio management, interest rate risk management and liquidity needs of the Bank. The regulatory agencies do not include the net unrealized gain in the calculation of regulatory capital.


An analysis of securities for the five years ended December 31 were as follows:
Available for sale

(in thousands)            1997      1996      1995      1994       1993
------------------------------------------------------------------------
U.S. government
  and agency           $37,302   $32,119   $27,154   $21,857    $    --
Equity                   2,508     2,453     2,425     1,495         --
Other                    2,373        --        --        --         --
                       -------   -------   -------   -------    -------
  Total                $42,183   $34,572   $29,579   $23,352    $    --
                       =======   =======   =======   =======    =======

Mortgage-backed        $23,592   $27,202   $18,250   $ 7,980    $    --
                       =======   =======   =======   =======    =======



Held to maturity

(in thousands)            1997      1996      1995      1994       1993
-----------------------------------------------------------------------

US Government
 and agency            $ 9,515   $17,489   $23,530   $24,320    $46,148
State and municipal      8,581     7,872     5,171     3,354      6,339
Other                   14,883    11,443     7,782     4,414      6,220
                       -------   -------   -------   -------    -------
  Total                $32,979   $36,804   $36,483   $32,088    $58,707
                       =======   =======   =======   =======    =======

Mortgage-backed        $    --   $    --   $    --   $   811    $ 7,123
                       =======   =======   =======   =======    =======
-----------------------------------------------------------------------

Other than securities guaranteed by the US Government or its agencies, the Bank held no investment securities from any one issuer that exceed ten percent of stockholders' equity at December 31, 1997.

Deposit growth through core deposits provides the primary funding for increases in loans and investment securities. Core deposits include demand deposits, savings and money market accounts and certificates of deposit of consumer and corporate customers. Core deposits represented 98 percent of total deposits at December 31, 1997 and 1996.

Management regularly assesses the ability of the Bank to raise funds through certificates of deposit in denominations of $100,000 or more in the local and regional market area and has established conservative guidelines for the total funding to be provided by these deposits.
These deposits were approximately 2 percent of total deposits at December 31, 1997 and 1996.

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

The Bank is a member of the Federal Home Loan Bank of Indianapolis, which provides an additional source of liquidity and long-term funds to meet the borrowing needs of customers. Advances from the Federal Home Loan Bank are secured through the pledge of investment securities or mortgage loans. Federal Home Loan Bank advances totaled $12 million at December 31, 1997 and 1996. Management believes that with the combination of federal funds lines, borrowings from the Federal Reserve Bank and the Federal Home Loan Bank, the Bank has more than adequate resources available to meet liquidity needs and to provide for growth.



Item 7A - Quantitative and Qualitative Disclosures about Market Risk

The Corporation's primary market risk exposure is interest rate risk and to a lesser extent liquidity risk. See Interest Rate Sensitivity and Liquidity, above. Business is transacted in U.S. dollars with no foreign exchange rate risk or any exposure to changes in commodity prices. There have been no financial instruments obtained for trading purposes.

The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of December 31, 1997. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates, adjusting the instrument's contractual maturity date for expectations of payment streams. Similarily, expected maturity date values and related weighted-average interest rates for non-maturity core deposits were calculated based upon estimates of the period over which the deposits would be outstanding. The Corporation has no derivative financial instruments or trading portfolio at December 31, 1997.

                                 Expected Maturity Date - Year Ended December 31
                                                                                                        Fair
                                                                                 There-                Value
(in thousands)                  1998      1999      2000      2001      2002     after      Total   12/31/97
------------------------------------------------------------------------------------------------------------

Assets:

Fixed Rate Loans             $39,672   $27,945   $24,224   $30,072   $33,898   $17,915   $173,725   $177,199
  Average Interest Rate         8.07%     8.96%     9.34%     9.15%     9.17%     8.92%      8.88%

Variable Rate Loans           37,019    39,616    25,776     9,907     9,925     6,500    128,744    129,022
  Average Interest Rate         9.49%     9.59%     9.19%     9.37%     8.16%     8.60%      9.30%

Fixed Rate Debt Securities    36,086    27,914    16,746     7,350     3,634     2,272     94,001     94,593
  Average Interest Rate         6.18%     6.35%     6.19%     6.24%     6.33%     5.66%      6.23%

Variable Rate Debt Securities    140       140       140        93        55     1,318      1,888      1,908
  Average Interest Rate         6.31%     6.31%     6.31%     6.35%     6.45%     6.88%      6.71%

Equity Securities                                                                2,330      2,330      2,508


Liabilities:

Non-interest-bearing
  Checking                   $28,319   $10,252   $10,252   $ 6,249   $ 6,249   $ 1,171   $ 62,492   $ 62,492
  Average Interest Rate
Savings & Interest-bearing
  Checking                    51,412    47,963    47,963     7,419     7,419    14,838    177,012    177,012
  Average Interest Rate         3.61%     3.61%     3.61%     3.61%     3.61%     3.61%      3.61%

Time Deposits                 69,079    32,151    17,247     6,485    12,806     9,397    147,166    149,170
  Average Interest Rate         5.62%     6.22%     6.97%     6.27%     6.26%     6.78%      6.07%

Fixed Rate Borrowings          5,000     3,000     4,000                                   12,000     12,054
  Average Interest Rate         5.05%     6.09%     6.42%                                    5.77%

------------------------------------------------------------------------------------------------------------

Item 8 - Financial Statements and Supplementary Data
Consolidated Balance Sheet-Empire Banc Corporation

                                                             December 31
(in thousands, except share data)                          1997       1996
--------------------------------------------------------------------------
Assets
Cash and due from banks                                $ 25,433   $ 22,603
Federal funds sold                                        6,800         --
                                                       --------   --------
  Cash and cash equivalents                              32,233     22,603
Securities
  Available for sale, at fair value                      42,183     34,572
  Held to maturity                                       32,979     36,804
  (fair value: 1997-$33,234, 1996-$37,038)
Mortgage-backed securities
  Available for sale, at fair value                      23,592     27,202

Loans                                                   302,469    272,182
  Less: Allowance for loan losses                        (4,125)    (3,525)
                                                       --------   --------
    Net loans                                           298,344    268,657
Premises and equipment, net                               4,985      3,985
Accrued income and other assets                           8,637      6,996
                                                       --------   --------
    Total assets                                       $442,953   $400,819
                                                       ========   ========
Liabilities
Deposits
  Non-interest-bearing                                 $ 62,492   $ 54,556
  Interest-bearing                                      324,178    289,798
                                                       --------   --------
    Total deposits                                      386,670    344,354

Federal funds purchased                                      --      5,500
Federal Home Loan Bank advances                          12,000     12,000
Accrued expense and other liabilities                     8,084      6,292
                                                       --------   --------
    Total liabilities                                   406,754    368,146

Shareholders' equity
Preferred stock-$1 par value,
  2,000,000 shares authorized, none outstanding
Common stock-$5 par value, 5,000,000 shares authorized,
  shares outstanding: 1997-1,943,081; 1996-1,746,009      9,715      8,730
Paid-in-capital                                          19,810     12,350
Retained earnings                                         6,321     11,419
Net unrealized gain on securities available for sale,
  net of tax: 1997- $182, 1996- $90                         353        174
                                                       --------   --------
    Total shareholders' equity                           36,199     32,673
                                                       --------   --------
    Total liabilities and shareholders' equity         $442,953   $400,819
                                                       ========   ========
--------------------------------------------------------------------------
See accompanying notes.

Consolidated Statement of Income-Empire Banc Corporation

                                                 Year Ended December 31
(in thousands, except share data)             1997        1996        1995
--------------------------------------------------------------------------
Interest income
  Loans, including fees                    $27,059     $24,536     $23,820
  Taxable securities                         5,728       5,397       4,004
  Tax-exempt securities                        256         250         195
  Federal funds sold                           376         416         587
                                           -------     -------     -------
    Total interest income                   33,419      30,599      28,606

Interest expense
  Deposits                                  14,433      13,068      12,416
  Federal Home Loan Bank advances
    and other borrowings                       756         998         815
                                           -------     -------     -------
    Total interest expense                  15,189      14,066      13,231
                                           -------     -------     -------
    Net interest income                     18,230      16,533      15,375
Provision for loan losses                    1,459       1,686         745
                                           -------     -------     -------
    Net interest income after
    provision for loan losses               16,771      14,847      14,630
Non-interest income
  Mortgage sales and servicing               1,685       1,500       1,070
  Service charges on deposit accounts        1,428       1,276       1,302
  Trust income                               2,648       2,099       1,817
  Other service charges and fees               700         570         482
  Other income                                 354         405         351
  Security losses                               (6)         --          (5)
                                           -------     -------     -------
    Total non-interest income                6,809       5,850       5,017

Non-interest expense
  Salaries and employee benefits             9,980       8,450       7,866
  Occupancy                                  1,059       1,031       1,006
  Furniture and equipment                      895         817         859
  Other expense                              3,803       3,563       3,763
                                           -------     -------     -------
    Total non-interest expense              15,737      13,861      13,494
                                           -------     -------     -------
    Income before federal income taxes       7,843       6,836       6,153
Federal income taxes                         2,598       2,259       2,007
                                           -------     -------     -------
    Net income                             $ 5,245     $ 4,577     $ 4,146
                                           =======     =======     =======
--------------------------------------------------------------------------
Earnings per share                         $  2.71     $  2.39     $  2.19
Diluted earnings per share                 $  2.52     $  2.22     $  2.05

Average shares outstanding               1,934,528   1,912,345   1,890,717
Average diluted shares outstanding       2,085,124   2,063,329   2,025,888
--------------------------------------------------------------------------
See accompanying notes.

Consolidated Statement of Cash Flows-Empire Banc Corporation

                                                         Year Ended December 31
(in thousands)                                         1997        1996       1995
----------------------------------------------------------------------------------
Operating activities
Net income                                          $ 5,245     $ 4,577    $ 4,146
Adjustments to reconcile net income to net
  cash from operating activities:
  Depreciation and amortization                         727         704        780
  Provision for loan losses                           1,459       1,686        745
  Mortgage loans originated for sale                (60,650)    (60,761)   (42,904)
  Sale of mortgage loans                             61,516      60,936     42,210
  Net loss on securities available for sale               6          --          5
  Net amortization/accretion on securities              146         315        471
  Change in:
   Deferred taxes                                      (163)       (361)      (504)
   Interest receivable                                  (43)         (9)      (407)
   Interest payable                                      95          --        211
   Other assets                                      (1,527)        187        216
   Other liabilities                                  1,967         294      1,090
                                                    -------     -------    -------
   Total adjustments                                  3,533       2,991      1,913
                                                    -------     -------    -------
     Net cash from operating activities               8,778       7,568      6,059

Investing activities
  Securities available for sale
   Proceeds from sales                                  992          --      1,995
   Proceeds from maturities                          16,876      20,145     10,130
   Purchases                                        (12,001)    (34,542)   (24,645)
  Securities held to maturity
   Proceeds from maturities                          15,749      15,272     17,271
   Purchases                                        (21,673)    (15,698)   (24,028)
  Loans granted, net of repayments                  (32,012)    (14,616)   (15,270)
  Premises and equipment expenditures                (1,727)     (1,066)      (464)
                                                   --------    --------    -------
     Net cash from investing activities             (33,796)    (30,505)   (35,011)

Financing activities
  Net increase in deposits                           42,316      24,814     21,550
  Change in federal funds purchased                  (5,500)      5,500         --
  Cash dividends paid                                (2,453)     (1,983)    (1,698)
  Federal Home Loan Bank advances                        --      (5,000)     9,000
  Issuance of common stock                              285         351        331
                                                    -------     -------    -------
     Net cash from financing activities              34,648      23,682     29,183
                                                    -------     -------    -------
     Net increase in cash and cash equivalents        9,630         745        231

Beginning cash and cash equivalents                  22,603      21,858     21,627
                                                    -------     -------    -------
Ending cash and cash equivalents                    $32,233     $22,603    $21,858
                                                    =======     =======    =======
----------------------------------------------------------------------------------

(in thousands)
                                             Year Ended December 31
                                          1997        1996       1995
---------------------------------------------------------------------

Interest paid                          $15,094     $14,066    $13,019
Income taxes paid                        2,584       2,575      2,315

Transfer of securities to available
  for sale upon adoption of SFAS 115
  and interpretations                       --          --      2,883
---------------------------------------------------------------------
See accompanying notes.


Consolidated Statement of Changes in Shareholders' Equity
Empire Banc Corporation

                                                                                                   Net        Total
                                                                                            Unrealized       Share-
                                                         Common      Paid-In     Retained         Gain     holders'
(in thousands, except share data)           Shares        Stock      Capital     Earnings        (Loss)      Equity
-------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1995               1,304,302    $   6,521    $   9,098    $  11,224    $    (511)   $  26,332
Net income for 1995                                                                 4,146                     4,146
Common stock issued                         15,650           79          257                                    336
25% stock dividend                         328,815        1,644                    (1,649)                       (5)
Directors' deferred compensation plan                                     22                                     22
Change in net unrealized gain/(loss)
  on securities available for sale,
  net of tax of $435                                                                               845          845
Cash dividends - $.88 per share                                                    (1,671)                   (1,671)
                                         ---------    ---------    ---------    ---------    ---------    ---------
  Balance at December 31, 1995           1,648,767        8,244        9,377       12,050          334       30,005

Net income for 1996                                                                 4,577                     4,577
Common stock issued                         14,352           72          250                                    322
5% stock dividend                           82,890          414        2,694       (3,108)                       --
Directors' deferred compensation plan                                     29                                     29
Change in net unrealized gain/(loss)
  on securities available for sale,
  net of tax of $82                                                                               (160)        (160)
Cash dividends - $1.10 per share                                                   (2,100)                   (2,100)
                                         ---------    ---------    ---------    ---------    ---------    ---------
  Balance at December 31, 1996           1,746,009        8,730       12,350       11,419          174       32,673

Net income for 1997                                                                 5,245                     5,245
Common stock issued                         21,314          106          398                                    504
10% stock dividend                         175,758          879        6,942       (7,821)                       --
Directors' deferred compensation plan                                    120                                    120
Change in net unrealized gain/(loss)
  on securities available for sale,
  net of tax of $92                                                                                179          179
Cash dividends - $1.30 per share                                                   (2,522)                   (2,522)
                                         ---------    ---------    ---------    ---------    ---------    ---------
  Balance at December 31, 1997           1,943,081    $   9,715    $  19,810    $   6,321    $     353    $  36,199
                                         =========    =========    =========    =========    =========    =========
-------------------------------------------------------------------------------------------------------------------
See accompanying notes.


Notes to Consolidated Financial Statements

Note 1 - Nature of Operations

Empire Banc Corporation, a one-bank holding company for Empire National Bank, is the largest independent bank holding company in northern lower Michigan. The Bank is in the general commercial, retail and mortgage banking business, providing a full range of loan and deposit products. It operates a trust department providing fiduciary, investment and other related services.

The Bank is headquartered in Traverse City, Michigan, which is the retail, medical and financial hub for Michigan's northern lower peninsula. The Bank's primary market area is the northwestern portion of Michigan's lower peninsula.


Note 2 - Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include Empire Banc Corporation (the Corporation) and its wholly owned subsidiary, Empire National Bank (the Bank). Intercompany transactions are eliminated.

Statement of Cash Flows - Cash and cash equivalents includes cash on hand, demand deposits in other institutions and federal funds sold. Cash flows for customer loan and deposit transactions and for deposits made with other financial institutions are reported net.

Securities - Securities available for sale may be sold prior to maturity. They are reported at fair value and the net unrealized gain or loss is reported, net of related tax, as a separate component of shareholders' equity. If a security is sold or called, the adjusted cost of the specific security is used to compute the gain or loss. Securities held to maturity are those securities which management has the ability and positive intent to hold to maturity and are stated at amortized cost. Premiums and discounts are recognized in interest income using the interest method.

Allowance for Loan Losses - The allowance for loan losses represents the amount management estimates is adequate to provide for losses inherent in the loan portfolio. Management determines the allowance for loan losses by reviewing specific loans (including selected large loans, non-accrual loans and problem and delinquent loans) and establishing specific loss allocations on these loans. Historical loss information and local economic conditions are considered in establishing allowances on the remaining loans. The allowance is increased by provisions charged to expense and reduced by loan losses, net of recoveries.

Impaired loans are measured based on the present value of expected cash flows discounted at each loan's effective interest rate or at the fair value of collateral if the loan is collateral-dependent. Impaired loans are reduced to the present value of expected future cash flows or to the fair value of collateral by allocating a portion of the allowance for loan losses.

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

Interest and Fees on Loans - Interest on loans is accrued over the term of the loans based upon the principal outstanding. Interest accrual is discontinued when management believes, after considering economic and business conditions and collection efforts, that collection of interest is doubtful. Loans are generally moved to non-accrual status at 90 days or more past due. The carrying value of impaired loans is periodically adjusted for cash payments, revised estimates of future cash flow, and changes in the present value of expected cash flows due to the passage of time. Cash payments of interest income are reported as such. Loan origination and commitment fees and related costs are recognized over the life of the loan as a yield adjustment. Fees on loans sold are recognized upon sale.

Loan Servicing Rights - The Bank originates and purchases mortgage loans for sale to the secondary market and sells the loans with servicing retained. Beginning July 1, 1995, the cost of mortgage loans originated with the intent to sell is allocated between the servicing right and the loan without servicing, based on their relative fair values, under SFAS No. 122. The capitalized cost of loan servicing rights is amortized in proportion to and over the period of estimated net servicing revenue.

Mortgage servicing rights are periodically evaluated for impairment by stratifying them based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type (i.e., conventional or government-insured, fixed or adjustable rate), term (i.e., 15-year or 30-year), and note rate. Impairment represents the excess of cost of an individual mortgage rights stratum over its fair value and is recognized through a valuation allowance.

Income Taxes - Income tax expense is based on the taxes due on the tax return plus the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using current tax rates. Valuation allowances reduce deferred tax assets to the amounts expected to be realized.

Use of Estimates - Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas where estimates are used include the allowance for loan losses, carrying value of mortgage servicing rights, fair values of financial instruments, the accrued liability associated with the defined benefit pension plan and supplemental retirement plan, the carrying value of impaired loans, deferred tax assets, the estimated life of loans and securities and the carrying value of other real estate. Estimates more susceptible to change in the near term include the allowance for loan losses, the carrying value of mortgage servicing rights, the fair value of financial instruments and the defined benefit pension plan and supplemental retirement plan liabilities.

Earnings Per Share - Earnings per share is based on weighted-average common and contingently issuable shares outstanding. Diluted earnings per share further assumes the dilutive effect of additional common shares issuable under stock options. The accounting standard for computing earnings per share was revised for 1997 and all earnings per share previously reported are restated to follow the new standard. Diluted earnings per share are consistent with earnings per share disclosure in prior periods. All per-share data is restated for the 10% and 5% stock dividends in 1997 and 1996 and a 25% stock split in 1995.

Long-lived Assets - Long-lived assets and certain identifiable intangibles are reviewed for impairment, pursuant to Statement of Financial Accounting Standards No. 121(SFAS 121), whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) establishes a fair-value-based method of accounting for employee stock options but, as allowed, the Corporation continues measuring compensation cost for such plans using prior guidelines. No stock options were granted in 1997 or 1996 requiring pro-forma disclosures of net income and earnings per share under SFAS 123.

Future Accounting Changes - New accounting standards have been issued which will require future reporting of comprehensive income (net income plus changes in holding gains and losses on available-for-sale securities) and may require redetermination of industry segment financial information.

Reclassifications - Certain prior-year amounts have been reclassified to conform with the current year's presentation.


Note 3 - Cash and Cash Equivalents

The Bank is required to maintain non-interest-bearing reserve balances with the Federal Reserve. Required reserve balances at December 31, 1997 and 1996 were $6,695,000 and $4,849,000.

Note 4 - Securities

Securities and their fair values at December 31 were as follows:


Available for sale
                                    Amortized       Unrealized         Fair
(in thousands)                           Cost     Gains    Losses     Value
---------------------------------------------------------------------------
1997
  U.S. government and agency         $ 37,089  $    235  $     22  $ 37,302
  Other                                 2,375        --         2     2,373
  Equity                                2,330       178        --     2,508
                                     --------  --------  --------  --------
                                     $ 41,794  $    413  $     24  $ 42,183
                                     ========  ========  ========  ========

  Mortgage-backed                    $ 23,446  $    168  $     22  $ 23,592
                                     ========  ========  ========  ========
1996
  U.S. government and agency         $ 32,073  $    143  $     97  $ 32,119
  Equity                                2,330       123        --     2,453
                                     --------  --------  --------  --------
                                     $ 34,403  $    266  $     97  $ 34,572
                                     ========  ========  ========  ========

  Mortgage-backed                    $ 27,107  $    158  $     63  $ 27,202
                                     ========  ========  ========  ========


Held to maturity
                                    Amortized       Unrealized         Fair
(in thousands)                           Cost     Gains    Losses     Value
---------------------------------------------------------------------------
1997
  U.S. government and agency         $  9,515  $     89  $     --  $  9,604
  State and municipal                   8,581       112        --     8,693
  Other                                14,883        56         2    14,937
                                     --------  --------  --------  --------
                                     $ 32,979  $    257  $      2  $ 33,234
                                     ========  ========  ========  ========

1996
  U.S. government and agency         $ 17,489  $    120  $     --  $ 17,609
  State and municipal                   7,872        79        14     7,937
  Other                                11,443        52         3    11,492
                                     --------  --------  --------  --------
                                     $ 36,804  $    251  $     17  $ 37,038
                                     ========  ========  ========  ========
---------------------------------------------------------------------------

Proceeds from sales of available-for-sale securities in 1997 amounted to $992,000 with realized losses of $6,000. There were no sales of securities during 1996. Proceeds from sales in 1995 amounted to $1,995,000 with realized losses of $5,000.


Scheduled maturities of securities at December 31, 1997 were as follows:


Available for sale
                            Amortized         Fair
(in thousands)                   Cost        Value    Yield
-----------------------------------------------------------
Due in one year or less       $13,103      $13,137     6.25%
Due from one to five years     26,361       26,538     6.16
Equity                          2,330        2,508     7.94
                              -------      -------
                              $41,794      $42,183     6.29%
                              =======      =======

Mortgage-backed               $23,446      $23,592     6.54%
                              =======      =======

-----------------------------------------------------------


Held to Maturity
                            Amortized         Fair
(in thousands)                   Cost        Value    Yield
-----------------------------------------------------------
Due in one year or less       $15,881      $15,923     6.39%
Due from one to five years     16,461       16,665     6.63
Due from five to ten years        637          646     7.27
                              -------      -------
                              $32,979      $33,234     6.53%
                              =======      =======
-----------------------------------------------------------

Investment securities with a book value of $21,644,000 at December 31, 1997 were pledged to secure public deposits and Federal Home Loan Bank advances and for other purposes.

Note 5 - Loans

The following is a summary of loans at December 31:

(in thousands)                                             1997       1996
--------------------------------------------------------------------------
Commercial                                             $132,310   $122,322
Mortgage                                                 80,641     71,346
Consumer                                                 61,850     59,031
Revolving credit                                         27,668     19,483
                                                       --------   --------
                                                        302,469    272,182
Less: Allowance for loan losses                          (4,125)    (3,525)
                                                       --------   --------
                                                       $298,344   $268,657
                                                       ========   ========
--------------------------------------------------------------------------

Activity in the allowance for loan losses was as follows:

(in thousands)                                  1997       1996       1995
--------------------------------------------------------------------------
Balance January 1                             $3,525     $3,200     $2,900
Loans charged off                             (1,111)    (1,568)      (650)
Recoveries                                       252        207        205
                                              ------     ------     ------
  Net loans charged off                         (859)    (1,361)      (445)
Provision for loan losses                      1,459      1,686        745
                                              ------     ------     ------
Balance December 31                           $4,125     $3,525     $3,200
                                              ======     ======     ======
--------------------------------------------------------------------------

Impaired loans

(in thousands)                                   1997       1996       1995
--------------------------------------------------------------------------
Impaired loans for which:
Allowance for loan losses allocated           $   312    $ 2,138    $ 1,173
Allowance for loan losses not allocated           562        278        256
                                              -------    -------    -------
Impaired loans outstanding at year-end        $   874    $ 2,416    $ 1,429
                                              =======    =======    =======

Amount of allowance allocated                 $ 2,591    $ 2,439    $ 2,055
Average of impaired loans during the year       1,810      1,578    $ 1,919
Interest income recognized during impairment       24         86         98
Cash-basis interest income recognized              17         79         96
---------------------------------------------------------------------------

Non-accrual loans

Non-accrual loans outstanding at December 31, 1997 and 1996 were $893,000 and $2,131,000. Substantially all non-accrual loans are considered impaired. If the non-accrual loans were accruing, additional income of $104,000, $155,000 and $122,000 would have been recorded in 1997, 1996 and
1995.




Note 6 - Mortgage Banking

Mortgage loans serviced for others are not included in the balance sheet.
Unpaid balances of these loans at December 31 are as follows:

(in thousands)                                             1997       1996
--------------------------------------------------------------------------
Mortgage loan portfolios serviced for:
  Federal Home Loan Mortgage Corporation               $212,604   $190,817
  Federal National Mortgage Association                  23,463     26,700
  Other investors                                         7,171      3,073
                                                       --------   --------
                                                       $243,238   $220,590
                                                       ========   ========
--------------------------------------------------------------------------
Loans serviced for others originated and sold after July 1, 1995, which correspond to servicing rights that have been capitalized (as shown below), had an outstanding principal balance of $121,364,000 and $76,378,000 at
December 31, 1997 and 1996.  The remaining balance of loans serviced for others also have servicing rights associated with them; however, the related servicing rights arose prior to adoption of SFAS 122, and accordingly, have not been capitalized.  Mortgage loans held for sale at
December 31, 1997 and 1996, at the lower of aggregate cost or market, were $2,745,000 and $1,879,000.

The carrying value and fair value of capitalized loan servicing rights consisted of the following as of December 31:
(in thousands)                                             1997       1996
--------------------------------------------------------------------------
Unamortized cost                                         $  815       $537
Valuation allowance                                           0          0
                                                         ------       ----
Carrying value                                           $  815       $537
                                                         ======       ====

Fair value                                               $1,169       $840
                                                         ======       ====
--------------------------------------------------------------------------


Following is an analysis of the activity for loan servicing rights:

(in thousands)                                             1997       1996
--------------------------------------------------------------------------
Unamortized cost
Balance January 1                                         $ 537      $ 151
Additions                                                   434        454
Amortization                                               (156)       (68)
                                                          -----      -----
Balance December 31                                       $ 815      $ 537
                                                          =====      =====
--------------------------------------------------------------------------

Mortgage banking income and expense consists of the following:

(in thousands)                                  1997       1996       1995
--------------------------------------------------------------------------

  Net gains on sales of loans                 $  965     $  785     $  542
  Loan servicing income                          458        491        481
  Net fees                                       262        224         47
                                              ------     ------     ------
    Income                                     1,685      1,500      1,070
                                              ------     ------     ------

  Salaries and employee benefits               1,063        909        763
  Other direct expense                           255        249        189
                                              ------     ------     ------
    Expense                                    1,318      1,158        952
                                              ------     ------     ------
    Income before income taxes                $  367     $  342     $  118
                                              ======     ======     ======
--------------------------------------------------------------------------

Note 7 - Premises and Equipment


Premises and equipment at December 31:

(in thousands)                                             1997       1996
--------------------------------------------------------------------------
Land and improvements                                   $   693    $   426
Buildings and improvements                                4,963      4,645
Equipment                                                 7,588      6,557
                                                        -------    -------
  Total cost                                             13,244     11,628
Less: Accumulated depreciation and amortization          (8,259)    (7,643)
                                                        -------    -------
  Net book value                                        $ 4,985    $ 3,985
                                                        =======    =======
--------------------------------------------------------------------------
Rental expenses for 1997, 1996 and 1995 were $437,000, $426,000 and
$415,000.  Depreciation and amortization for 1997, 1996 and 1995 was
$727,000, $704,000 and $780,000.


Note 8 - Time Deposits


The aggregate amount of short-term certificates of deposit of $100,000 or more at December 31, 1997 and 1996 was $9,202,000 and $8,334,000.

Following are the scheduled maturities of certificates of deposit at December 31:

(in thousands)                                                  1997
--------------------------------------------------------------------
                       1998                                 $ 69,079
                       1999                                   32,151
                       2000                                   17,247
                       2001                                    6,485
                       2002                                   12,807
                       After                                   9,397
                                                            --------
                                                            $147,166
                                                            ========
--------------------------------------------------------------------

Note 9 - Federal Home Loan Bank Advances


Advances from the Federal Home Loan Bank of Indianapolis at December
31 were as follows:

(in thousands)                                   1997          1996
-------------------------------------------------------------------
7.15% advance, due March 1997                 $    --       $ 4,000
5.05% advance, due January 1998                 5,000         5,000
6.09% advance, due March 1999                   3,000         3,000
6.42% advance, due March 2000                   4,000            --
                                              -------       -------
                                              $12,000       $12,000
                                              =======       =======
-------------------------------------------------------------------


The fixed-rate advances have no prepayment provisions. Loans of $16,891,000 and securities of $6,218,000 were pledged at December 31, 1997 to collateralize these advances.


Note 10 - Other Non-Interest Expense

Other non-interest expense for the years ended December 31 was:

(in thousands)                             1997      1996      1995
-------------------------------------------------------------------
Deposit insurance                        $   54    $  153    $  364
Outside services                            618       617       454
Legal and professional                      499       326       341
Business taxes                              356       336       371
Other                                     2,276     2,131     2,233
                                         ------    ------    ------
                                         $3,803    $3,563    $3,763
                                         ======    ======    ======
-------------------------------------------------------------------

Note 11 - Federal Income Taxes

Federal income taxes for the years ended December 31 were:

(in thousands)                       1997         1996         1995
-------------------------------------------------------------------
Current expense                    $3,043       $2,339       $2,511
Deferred benefit                     (445)         (80)        (504)
                                   ------       ------       ------
  Total federal income tax         $2,598       $2,259       $2,007
                                   ======       ======       ======
-------------------------------------------------------------------


The following reconciles federal income tax expense and the amount computed by applying the federal statutory rate of 34% to income before federal income tax:

(in thousands)                       1997         1996         1995
-------------------------------------------------------------------
Statutory rate applied to income
before federal income tax          $2,667       $2,324       $2,092
(Deduct) add:
Effect of tax-exempt interest         (89)         (83)         (69)
Other                                  20           18          (16)
                                   ------       ------       ------
  Total federal income tax         $2,598       $2,259       $2,007
                                   ======       ======       ======
  Effective tax rate                 33.1%        33.0%        32.6%
                                   ======       ======       ======


The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are presented below:

(in thousands)                                    1997        1996
------------------------------------------------------------------
Deferred tax assets
  Allowance for loan losses                     $  998      $  794
  Deferred compensation                          1,581       1,217
  Other                                            164         153
                                                ------      ------
    Total deferred tax assets                    2,743       2,164
                                                ------      ------
Deferred tax liabilities
  Securities accretion                            (113)        (74)
  Cash value of life insurance                     (34)        (34)
  Mortgage servicing                              (277)       (183)
  Net unrealized appreciation on
    securities available for sale                 (182)        (89)
  Other                                             (9)         (8)
                                                ------      ------
    Total deferred tax liabilities                (615)       (388)
                                                ------      ------
      Net deferred tax asset                    $2,128      $1,776
                                                ======      ======
------------------------------------------------------------------

A valuation allowance for deferred tax assets is not considered necessary as it is more likely than not that future taxable income will be sufficient to realize the tax benefit of these assets.



Note 12 - Employee Benefit Plans

An integrated employee benefit plan structure provides basic retirement income and the opportunities to build retirement savings through tax-deferred voluntary contributions and participation in stock ownership of the Corporation. A description of the individual plan components of this integrated structure follows.

A defined benefit pension plan covers substantially all full-time employees. The maximum amount that can be deducted for federal income tax purposes is contributed annually and employees do not contribute. Plan assets consist of equity and fixed-income securities. The plan's funded status and amounts included in the balance sheet at December 31 are:


(in thousands)                                         1997         1996
------------------------------------------------------------------------
Actuarial present value
  Accumulated benefit obligation
  Vested                                            $(1,015)     $  (782)
  Non-vested                                            (75)         (68)
                                                    -------      -------
    Total                                           $(1,090)     $  (850)
                                                    =======      =======
Projected benefit obligation
  for service rendered to date                      $(1,760)     $(1,374)
Plan assets at fair value                             1,342        1,012
                                                    -------      -------
Funded status                                          (418)        (362)
Unrecognized net transition obligation                  276          305
Unrecognized prior service cost                         (14)         (16)
Unrecognized loss                                       131           40
                                                    -------      -------
  Accrued pension liability                         $   (25)     $   (33)
                                                    =======      =======

Pension expense includes the following for the years ended December 31:


(in thousands)                              1997         1996         1995
--------------------------------------------------------------------------
Service cost - benefits earned          $    107     $    103     $     76
Interest cost on projected benefit
  obligation                                 112           99           79
Actual return on plan assets                (182)        (119)        (119)
Net amortization and deferral                116           83           98
                                        --------     --------     --------
    Net pension expense                 $    153     $    166     $    134
                                        ========     ========     ========
--------------------------------------------------------------------------

The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7% in 1997 and 1995, and 7.5% in 1996. The rate of increase in future compensation was 4.5% in each year. The expected long-term rate of return on assets was 9% for all years.

A supplemental retirement program for certain executive officers provides benefits which are integrated with the other benefit plans.


(in thousands)                                         1997         1996
------------------------------------------------------------------------
Accumulated benefit obligation                       $ (306)      $ (221)
                                                     ======       ======

Projected benefit obligation                         $ (897)      $ (694)
Unrecognized net transition obligation                  125          137
Unrecognized prior service cost                          24           26
Unrecognized loss                                        95            5
                                                     ------       ------
  Accrued pension liability                          $ (653)      $ (526)
                                                     ======       ======
------------------------------------------------------------------------

Net plan cost includes the following:


(in thousands)                           1997          1996         1995
------------------------------------------------------------------------
Service cost - benefits earned         $   60        $   58       $   50
Interest cost on projected
  benefit obligation                       54            45           52
Net amortization                           14            14           18
                                       ------        ------       ------
  Net plan cost                        $  128        $  117       $  120
                                       ======        ======       ======
------------------------------------------------------------------------

The weighted average discount rate used in determining the projected benefit obligation was 7% in 1997 and 1995, and 7.5% in 1996. The rate of increase in future compensation was 5% in each year.

A 401 (k) profit sharing plan covers substantially all full-time employees. Participants may defer up to 12.5% of their salaries and the Bank may match 50% of the employees' deferrals to a maximum of 3%. Expenses for 1997, 1996 and 1995 were $141,000, $121,000 and $107,000.

An Employee Stock Ownership Plan (ESOP) covers substantially all full-time employees. At December 31, 1997 the plan held 265,797 shares of stock allocated and voted by employees. The annual contribution to the ESOP is determined by the Board of Directors. Contributions for 1997, 1996, and 1995 were $163,000, $142,000 and $129,000.

Agreements granting death benefits funded with life insurance are provided to certain officers while employed. The financial statement impact of these arrangements is not material.

Note 13 - Long-Term Incentive Plan

A long-term incentive plan grants certain officers stock options and tandem stock appreciation rights. All options and rights under the plan have been granted. The rights vest over five years and expire ten years from grant. As of December 31, 1997, 187,475 stock options and 86,593 stock appreciation rights were vested. The weighted average exercise price of the stock options at year-end 1997 was $9.90 and the weighted average remaining option life was 2.6 years. The expenses on the stock appreciation rights for 1997, 1996 and 1995 were $1,129,000, $672,000 and
$798,000. The following is a summary of stock options and rights granted and exercised for the years presented, restated for all stock dividends and splits:

                                  Options/Rights
                                  --------------
                                  Exercise Price      Stock  Appreciation
                                       Per Share    Options        Rights
-------------------------------------------------------------------------
Outstanding - 12/31/94            $6.60 - $14.01    236,807       110,462

  Exercised in 1995                         6.60    (16,820)       (8,408)
                                                    -------       -------
Outstanding - 12/31/95             6.60 -  14.01    219,987       102,054

  Exercised in 1996                         6.60    (11,949)       (5,975)
                                                    -------       -------
Outstanding - 12/31/96             6.60 -  14.01    208,038        96,079

  Exercised in 1997                6.60 -   8.16    (18,975)       (9,486)
                                                    -------       -------
Outstanding - 12/31/97             6.60 -  15.90    189,063        86,593
                                                    =======       =======
-------------------------------------------------------------------------

Note 14 - Related Party Transactions

Certain directors and executive officers of the Corporation and the Bank (including family members, affiliates and companies in which they are principal owners) had loans with the Bank in the ordinary course of business. The aggregate amount of loans to such related parties at December 31, 1997 amounted to $2,693,000. During 1997, new loans to such related parties amounted to $1,278,000 and repayments amounted to $2,662,000.

Note 15 - Off-Balance-Sheet Financial Instruments

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to make loans and unused lines of credit. The exposure to credit loss is the contractual amount of these instruments, assuming the amounts are fully advanced and collateral or other security is of no value. Collateral for loans and letters of credit is usually in the form of cash, inventory, securities or real estate and personal property. The following is a summary of commitments as of December 31:

(in thousands)                                             1997     1996
------------------------------------------------------------------------
Commitments to make loans                               $37,937  $26,285
Unused lines of credit                                   55,062   45,513
Standby letters of credit                                 1,591    1,563
------------------------------------------------------------------------

At December 31, 1997 and 1996, commitments to make loans included $16.4 million and $7.4 million of fixed and variable rate commercial loans. These commitments generally have termination dates of 90 days or less and may require a fee. Commitments to make loans also include commitments for primarily fixed rate mortgage loans of $12.2 million and $11.7 million at December 31, 1997 and 1996, which are intended for sale in the secondary market upon closing. Other commitments include variable rate mortgage loans of $1.8 million and $4.3 million at December 31, 1997 and 1996.


Note 16 - Shareholder Rights Plan

The Shareholder Rights Plan is designed to protect shareholders against unsolicited attempts to acquire control of the Corporation without offering a fair price to all shareholders. Five hundred thousand shares of Series A Junior Participating Preferred Stock are reserved for purchase rights issued to holders of and in tandem with shares of common stock.

Generally, if a person or group acquires or announces a tender offer for 20% or more of the Corporation's common stock and the acquiror engages in certain business transactions, each right, other than those held by the acquiror, entitles the holder to acquire common stock or other securities with a market value of twice the $50 per right exercise price.

The Corporation may redeem the rights at one cent per right until 20 days after a 20% position has been acquired.

Note 17 - Fair Value Disclosure
Fair values of financial instruments are estimated as follows:

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

  Federal funds purchased: The carrying amount of borrowings maturing within 90 days approximates their fair value.

  Federal Home Loan Bank advances: Fair values are estimated using discounted cash flow based on current borrowing rates for similar arrangements.

  Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged for similar agreements, considering the terms of the agreements and credit standing.

Estimated fair values of financial instruments at December 31, were:

                                         1997                  1996
                                  ------------------   ------------------
                                  Carrying      Fair   Carrying      Fair
(in thousands)                      Amount     Value     Amount     Value
-------------------------------------------------------------------------
Financial assets
  Cash and cash equivalents       $ 32,233  $ 32,233   $ 22,603  $ 22,603
  Securities
    Available for sale              65,775    65,775     61,774    61,774
    Held to maturity                32,979    33,234     36,804    37,038
  Loans net of allowance           298,344   302,095    268,657   277,077
  Accrued interest receivable        2,674     2,674      2,631     2,631

Financial liabilities
  Deposits                         386,670   388,674    344,354   345,822
  Federal funds purchased               --        --      5,500     5,500
  Federal Home Loan Bank advances   12,000    12,054     12,000    11,987
  Accrued interest payable           1,128     1,128      1,033     1,033
-------------------------------------------------------------------------

The fair value of off-balance-sheet instruments at December 31, 1997 and 1996 is not material.

Note 18 - Regulatory Capital

The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. The regulations require meeting specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors. To be considered adequately capitalized as defined under the regulatory framework for prompt corrective action, minimum capital ratios must be maintained. The tier 1 leverage, tier 1 risk-based and total risk-based ratios are set forth in the table below. Capital ratios for the Bank are consistent with the Corporation's capital ratios. The Bank and Corporation's capital ratios are significantly above the well-capitalized standards. The following summarizes the consolidated Corporation's capital amounts and ratios:

(in thousands)                                          1997
------------------------------------------------------------
Tier 1 capital
  Shareholders' equity                               $36,199
  Less: Goodwill                                        (357)
        Net unrealized gains                            (353)
                                                     -------
  Total tier 1 capital                                35,489
Tier 2 capital                                         3,971
                                                     -------
  Total qualifying capital                           $39,460
                                                     =======

Risk-weighted assets                                $317,559
Average quarterly assets                             437,768
------------------------------------------------------------

                                     Regulatory
                                 Capital Standards
                              ------------------------
                            Adequately          Well     Actual
                           Capitalized   Capitalized       1997
---------------------------------------------------------------
Risk-based ratios
  Tier 1 leverage ratio            4%        5%            8.11%
  Tier 1 risk-based capital        4         6            11.18
  Total risk-based capital         8        10            12.43

---------------------------------------------------------------

                                   Regulatory
                                Capital Standards
                           -------------------------
                            Adequately          Well     Actual
                           Capitalized   Capitalized       1997
---------------------------------------------------------------
Risk-based capital amounts
(in thousands)
Tier 1 leverage               $17,511       $21,888     $35,489
Tier 1 risk-based              12,702        19,054      35,489
Total risk-based               25,405        31,756      39,460
---------------------------------------------------------------




Note 19 - Earnings Per Share

A reconciliation of earnings per share and diluted earnings per share is presented below:


                                              1997        1996        1995
---------------------------------------------------------------------------
Net income (in thousands)                    $5,245      $4,577      $4,146
                                             ======      ======      ======

Earnings per share:
  Shares
    Average common shares outstanding     1,930,439   1,910,667   1,890,109
    Average contingently issuable shares      4,089       1,678         608
                                          ---------   ---------   ---------
                                          1,934,528   1,912,345   1,890,717
                                          =========   =========   =========
    Earnings per share                        $2.71       $2.39       $2.19
                                              =====       =====       =====
Diluted Earnings per share:
  Shares
    Average outstanding shares, per above 1,934,528   1,912,345   1,890,717
    Effect of stock options                 150,596     150,984     135,171
                                          ---------   ---------   ---------
                                          2,085,124   2,063,329   2,025,888
                                          =========   =========   =========
    Diluted earnings per share                $2.52       $2.22       $2.05
                                              =====       =====       =====
---------------------------------------------------------------------------







Note 20 - Empire Banc Corporation
(Parent Company Only)
Condensed Financial Statements



The Corporation's primary source of funds to pay dividends to shareholders is the dividends it receives from the Bank. The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 1997, $5,351,000 of retained earnings were available for dividend declaration without prior regulatory approval.
Dividends paid to the Corporation by the Bank were $2,525,000 in 1997 and $2,100,000 in 1996.

Following are condensed parent company financial statements:

Condensed Balance Sheet
                                                    December 31
(in thousands)                                    1997       1996
-----------------------------------------------------------------
Assets
  Cash and due from banks                      $ 1,394    $ 1,105
  Investment in subsidiary                      34,605     31,646
  Other assets                                     294        282
                                               -------    -------
    Total assets                               $36,293    $33,033
                                               =======    =======
Liabilities and shareholders' equity
  Other liabilities                            $    94    $   360
  Shareholders' equity                          36,199     32,673
                                               -------    -------
    Total liabilities and
      shareholders' equity                     $36,293    $33,033
                                               =======    =======


Condensed Statement of Income

                                        Year Ended December 31
(in thousands)                        1997        1996       1995
-----------------------------------------------------------------
Dividends from subsidiary           $2,525      $2,100     $1,700
Net expense                            (91)       (142)      (126)
Federal income tax benefit              31          48         43
Equity in undistributed net
  income of subsidiary               2,780       2,571      2,529
                                  --------    --------   --------
    Net income                      $5,245      $4,577     $4,146
                                  ========    ========   ========

Note 20 - Empire Banc Corporation
(Parent Company Only)
Condensed Financial Statements - (continued)

Condensed Statement of Cash Flows

                                                 Year Ended December 31
(in thousands)                                1997        1996        1995
--------------------------------------------------------------------------
Cash flow from operating activities
Net income                                 $ 5,245     $ 4,577     $ 4,146
Adjustments
  Other                                         (8)       (134)         32
  Subsidiary net income                     (5,305)     (4,671)     (4,229)
                                            ------      ------      ------
    Net cash from operating activities         (68)       (228)        (51)

Cash flow from investing activities
  Subsidiary dividends received              2,525       2,100       1,700
Cash flow from financing activities
  Dividends paid                            (2,453)     (1,983)     (1,698)
  Issuance of common stock                     285         351         353
                                           -------     -------     -------
    Net change in cash and due from banks      289         240         304

Beginning cash and due from banks            1,105         865         561
                                           -------     -------     -------
Ending cash and due from banks             $ 1,394     $ 1,105     $   865
                                           =======     =======     =======
--------------------------------------------------------------------------

Independent Auditor's Report


CROWE CHIZEK



To the Shareholders and
Board of Directors
Empire Banc Corporation
Traverse City, Michigan


We have audited the accompanying consolidated balance sheet of Empire Banc Corporation as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire Banc Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.






/s/ Crowe, Chizek and Company LLP
Crowe, Chizek and Company LLP

Grand Rapids, Michigan
January 22, 1998

Quarterly Financial Data
Empire Banc Corporation

The following is a summary of selected quarterly results of operations for the years ended December 31, 1997 and 1996:


(in thousands,                                Quarter Ended
 except share data)                 12/31      9/30      6/30      3/31
-------------------------------------------------------------------------

1997
Net interest income                $4,876    $4,707    $4,482    $4,165
Provision for loan losses             478       188       395       398
Non-interest income                 1,856     1,827     1,611     1,515
Non-interest expense                4,086     4,309     3,820     3,522
Income before income taxes          2,168     2,037     1,878     1,760
Net income                          1,451     1,361     1,252     1,181

Earnings per share                    .75       .70       .65       .61
Diluted earnings per share            .69       .65       .60       .57
-----------------------------------------------------------------------

1996
Net interest income                $4,237    $4,206    $4,062    $4,028
Provision for loan losses             809       416       210       251
Non-interest income                 1,600     1,499     1,392     1,359
Non-interest expense                3,163     3,525     3,591     3,582
Income before income taxes          1,865     1,764     1,653     1,554
Net income                          1,249     1,181     1,104     1,043

Earnings per share                    .65       .62       .58       .55
Diluted earnings per share            .60       .57       .53       .51
-----------------------------------------------------------------------
Per-share amounts have been adjusted for stock dividends.

Item 9 - Changes in and disagreements with Accountants on Accounting and Financial Disclosure.

         None


PART III

The information called for by the items within this part is included in the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 1998, to be filed with the Commission, and is incorporated herein by reference, as follows:

                                                   Pages in 1998
                                                 Proxy Statement


Item 10.  Directors and Executive Officers
          of the Corporation                          2-4, 11
          In addition, the information set
          forth on page 6 of Part I of this
          Form 10-K, is incorporated herein
          by reference.

Item 11.  Executive Compensation                      6-8, 11
          The information under the captions
          "Compensation Committee Report on
          Executive Compensation" and "Performance
          Graph" is not incorporated herein.

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                           2-4

Item 13.  Certain Relationships and Related
          Transactions:                                    11
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


PART IV
ITEM 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) The following documents are filed as part of this report:

       1.  The following financial statements of the Corporation and related items are included in this report on the pages
           indicated:
                                                        Page(s)
                                                        -------
           Consolidated Balance Sheet
             as of December 31, 1997 and 1996              26
           For each of the years in the three-year
             period ended December 31, 1997
               Consolidated Statement of Income            27
               Consolidated Statement of Cash Flows     28-29
               Consolidated Statement of Changes
                 in Shareholders' Equity                   30
           Notes to Consolidated Financial
             Statements                                 31-51
           Independent Auditor's Report                    52

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

                (10d) * Empire Bank Corporation Directors' Deferred
                Compensation Plan (incorporated herein by reference to the Corporation's Registration Statement dated 9/25/97, file under Registration No. 333-36747).

           (11) Statement re computation of per share earnings.
                See Note 19, Note to Consolidated Financial Statements,
                Page 49.

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

           (27) Financial Data Schedule

           (99) Additional exhibits.  Not applicable.

    (b)  Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended
         December 31, 1997.

      SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 1998.

                                           EMPIRE BANC CORPORATION
                                           -----------------------
                                                (Registrant)

                                           /s/ James E. Dutmers, Jr.
                                           -------------------------
                                           James E. Dutmers, Jr.
                                           Chairman and Chief
                                           Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the Corporation and in the capacities indicated on February 19, 1998.

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
      Michael H. Dennos                    Don A. Good, M.D.
      Director                             Director
                                           /s/ Louis A. Smith
      -----------------------------        -----------------------------
      Deborah J. Knudsen                   Louis A. Smith
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


