Form 10-Q
period 1998-03-31
EMPIRE BANC CORP
filed 1998-05-05
CIK 810830

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                    ----------------------------------

                                FORM 10-Q

    Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

    For the quarterly period ended March 31, 1998.

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

                      Yes  X                       No

The number of shares outstanding of each of the issuer's classes of common stock was 1,963,182 shares of common stock, par value $5, outstanding as of March 31, 1998.

Empire Banc Corporation - Consolidated Balance Sheet

                                                       March 31   December 31       March 31
(in thousands, except share data)                          1998          1997           1997
Assets
Cash and due from banks                                $ 23,201      $ 25,433      $ 18,934
Federal funds sold                                       19,000         6,800           950
                                                       --------      --------      --------
  Cash and cash equivalents                              42,201        32,233        19,884
Securities
 Available for sale, at fair value                       42,604        42,183        33,305
 Held to maturity                                        32,000        32,979        33,165
  (fair value: 3/31/98-$32,218,
   12/31/97-$33,234, 3/31/97-$33,145)
 Mortgage-backed securities
  Available for sale, at fair value                      21,964        23,592        25,244

Loans                                                   298,949       302,469       281,743
 Less: Allowance for loan losses                         (4,325)       (4,125)       (3,800)
                                                       --------      --------      --------
   Net loans                                            294,624       298,344       277,943

Premises and equipment, net                               5,043         4,985         4,401
Other real estate                                           204           177            --
Accrued income and other assets                           8,955         8,460         7,341
                                                       --------      --------      --------
   Total assets                                        $447,595      $442,953      $401,283
                                                       ========      ========      ========
Liabilities
Deposits
 Non-interest-bearing                                  $ 55,561      $ 62,492      $ 50,312
 Interest-bearing                                       329,231       324,178       299,275
                                                       --------      --------      --------
   Total deposits                                       384,792       386,670       349,587

Federal Home Loan Bank advances                          17,000        12,000        12,000
Accrued expense and other liabilities                     8,540         8,084         6,670
                                                       --------      --------      --------
   Total liabilities                                    410,332       406,754       368,257

Shareholders' equity
Preferred stock-$1 par value,
 2,000,000 shares authorized, none outstanding
Common stock-$5 par value, 5,000,000 shares authorized,
 shares outstanding: 3/31/98-1,963,182;
 12/31/87-1,943,081; 3/31/97-1,924,460                    9,816         9,715         8,748
Paid-in-capital                                          20,127        19,810        12,397
Retained earnings                                         6,965         6,321        11,988
Net unrealized gain on securities, net of tax               355           353          (107)
                                                       --------      --------      --------
Total shareholders' equity                               37,263        36,199        33,026
                                                       --------      --------      --------
   Total liabilities and shareholders' equity          $447,595      $442,953      $401,283
                                                       ========      ========      ========
-------------------------------------------------------------------------------------------
See accompanying notes.

Empire Banc Corporation - Consolidated Statement of Income

                                                 Year to Date
                                                   March 31
(in thousands, except share data)               1998        1997
Interest income
 Loans, including fees                       $ 7,081     $ 6,255
 Taxable securities                            1,414       1,422
 Tax-exempt securities                            71          72
 Federal funds sold                              142          28
                                             -------     -------
   Total interest income                       8,708       7,777

Interest expense
 Deposits                                      3,749       3,397
 Federal funds purchased                           8          22
 Federal Home Loan Bank advances                 222         193
                                             -------     -------
   Total interest expense                      3,979       3,612
                                             -------     -------
   Net interest income                         4,729       4,165
Provision for loan losses                        282         398
                                             -------     -------
   Net interest income after
   provision for loan losses                   4,447       3,767

Non-interest income
 Mortgage sales and servicing                    720         324
 Service charges on deposit accounts             358         330
 Trust income                                    760         652
 Other service charges and fees                  146         130
 Other income                                    110          85
 Security gains(losses)                           --          (6)
                                             -------     -------
   Total non-interest income                   2,094       1,515

Non-interest expense
 Salaries and employee benefits                2,936       2,108
 Premises and equipment                          513         483
 Other                                         1,101         931
                                             -------     -------
   Total non-interest expense                  4,550       3,522
                                             -------     -------
   Income before federal income taxes          1,991       1,760
Federal income taxes                             654         579
                                             -------     -------
   Net income                                $ 1,337     $ 1,181
                                             =======     =======
----------------------------------------------------------------
Earnings per share                           $   .68     $   .61
Diluted earnings per share                       .64         .57

Average shares outstanding                 1,967,642   1,925,197
Diluted average shares outstanding         2,104,363   2,073,439
----------------------------------------------------------------
See accompanying notes.

Empire Banc Corporation - Consolidated Statement of Comprehensive Income



                                                 Year to date
                                                   March 31
                                            -------------------
(in thousands)                                1998         1997
---------------------------------------------------------------
Net income                                  $1,337       $1,181

Other comprehensive income, net of tax:
 Unrealized gains/(losses) on available
   for sale securities arising during
   period                                        2         (285)
 Reclassification adjustment for
   amounts realized on security sales
   included in net income                                     4
                                            ------       ------
Comprehensive income                        $1,339       $  900
                                            ======       ======
---------------------------------------------------------------
See accompanying notes.

Empire Banc Corporation - Consolidated Statement of Cash Flows

                                                                     Year to Date March 31
(in thousands)                                                         1998           1997
Operating activities
  Net income                                                        $ 1,337        $ 1,181
  Adjustments to reconcile net income to net
   cash from operating activities:
    Depreciation and amortization                                       201            167
    Provision for loan losses                                           282            398
    Mortgage loans originated for sale                              (35,252)        (9,767)
    Sale of mortgage loans                                           36,442          8,827
    Net realized loss on securities                                      --              6
    Net amortization/accretion on securities                             29             28
    Change in
      Deferred taxes                                                     --            281
      Interest receivable                                              (157)          (183)
      Interest payable                                                   73             72
      Other assets                                                     (366)          (298)
      Other liabilities                                                 656            305
                                                                    -------        -------
      Total adjustments                                               1,908           (164)
                                                                    -------        -------
  Net cash from operating activities                                  3,245          1,017

Investing activities
  Securities available for sale
   Proceeds from sales                                                   --          1,000
   Proceeds from maturities                                           7,594          3,756
   Purchases                                                         (6,411)        (1,976)
  Securities held to maturity
   Proceeds from maturities                                           3,965          3,624
   Purchases                                                         (2,987)            --
  Loans granted net of repayments                                     2,248         (8,744)
  Premises and equipment expenditures                                  (259)          (583)
                                                                    -------        -------
Net cash from investing activities                                    4,150         (2,923)
Financing activities
  Net increase in deposits                                           (1,878)         5,233
  Net decrease in federal funds purchased                                --         (5,500)
  Cash dividends paid                                                  (686)          (611)
  Federal Home Loan Bank advances                                     5,000             --
  Issuance of common stock                                              137             65
                                                                    -------        -------
  Net cash from financing activities                                  2,573           (813)
                                                                    -------        -------
Net change in cash and cash equivalents                               9,968         (2,719)
Beginning cash and cash equivalents                                  32,233         22,603
                                                                    -------        -------
Ending cash and cash equivalents                                    $42,201        $19,884
                                                                    =======        =======
------------------------------------------------------------------------------------------
Interest paid                                                      $  3,906         $3,540
Income taxes paid                                                        --             --
------------------------------------------------------------------------------------------
See accompanying notes.

Empire Banc Corporation - Consolidated Statement of Changes in
Shareholders' Equity


(in thousands)                                                         1998           1997
-------------------------------------------------------------------------------------------

Balance January 1                                                   $36,199        $32,673
Net income                                                            1,337          1,181
Common stock issued                                                     418             65
Dividends declared                                                     (693)          (612)
Net change in security valuation                                          2           (281)
                                                                    -------        -------
  Balance March 31                                                  $37,263        $33,026
                                                                    =======        =======
------------------------------------------------------------------------------------------
See accompanying notes.


Notes to Consolidated Financial Statements

Note-1 The consolidated financial statements include the accounts of Empire Banc Corporation and its wholly-owned subsidiary, Empire National Bank, after elimination of significant inter-company transactions and accounts. The statements have been prepared by management without audit by independent certified public accountants. However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Empire Banc Corporation's Form 10-K for the year ended December 31, 1997.

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

Note-3 Under a new accounting standard, comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale.

Empire Banc Corporation
Financial Review

First Quarter 1998
Compared with
First Quarter 1997


Summary

Empire Banc Corporation's 1998 first quarter earnings were $1,337,000, a 13% increase over 1997 first quarter results. Earnings per share increased from $.61 per share in 1997 to $.68 in 1998. The return on assets was 1.22% for the quarter versus 1.19% in 1997. The return on equity was 14.47% compared to 14.40% in the prior year quarter.

Our operating results were achieved with growth in total revenues of 20% over the first quarter of 1997. Net interest income grew 14%, attributable to a 10% increase in average earning assets and increased net interest margin. Mortgage loan related fee grew 122% and coupled with a 16% increase in trust revenues, non-interest income increased 38% over the same period in 1997. With these increased activity levels, non-interest expense increased 29% over the first quarter of 1997.

In measuring asset quality net charge-offs were .11% of average loans in the first quarter of 1998 and non-performing assets were .54% of loans at March 31, 1998. The allowance for loan losses increased $525,000 during the last twelve months and was 1.45% of loans at March 31, 1998.

Total shareholders' equity increased 13% during the last twelve months to $37.3 million, improving book value per share to $18.98 from the $17.16 at March 31, 1997.


Net Interest Income
                                             Quarter Ending
                                                March 31
(in thousands)                              1998       1997
-----------------------------------------------------------
Interest income                           $8,708     $7,777
Taxable equivalent adjustment                 40         36
                                          ------     ------
   Interest income (TE)                    8,748      7,813
 Interest expense                          3,979      3,612
                                          ------     ------
   Net interest income (TE)               $4,769     $4,201
                                          ======     ======

Increase (decrease) due to change in:
    Volume                                $  469     $  256
    Rate                                      99       (113)
                                          ------     ------
    Total                                 $  568     $  143
                                          ======     ======
-----------------------------------------------------------

First quarter net interest income on a taxable equivalent ("TE") basis was $4.8 million, a 14% increase from the $4.2 million earned in the year ago quarter. Average earning assets increased 10% or $37 million while net interest margin, the other principal determinant of net interest income, increased from 4.59% to 4.73% in the quarter to quarter comparison.

Average loans increased $27.9 million or 10%, to $302.3 million for the current quarter. The mortgage portfolio grew 13% or $9 million, the commercial portfolio grew 8% or $10 million and average consumer loans increased 11% or $9 million. The average rate earned on the loan portfolio increased 26 basis points ("bp") to average 9.51% in the current quarter.

The security portfolio outstandings remained comparable to the prior year quarter while the rate earned decreased 10 bp to average 6.34%. Average overnight funds sold increased $8 million or 390% and the rate earned increased 28 bp from the prior year's first quarter.

Incremental funding for the earning asset growth came mainly from the $27 million or 9% growth in interest bearing deposits. Time deposits grew $4 million, or 3%, money market accounts increased $16 million, or 18%, and money market checking grew $8 million, or 11%. Federal funds purchased decreased $1 million and Federal Home Loan Bank advances increased $2 million. The average rate paid on interest bearing funds was 4.76%, comparable to the 4.71% average in the first quarter of 1997. Non-interest bearing funds supporting earning assets increased 14% or $9 million compared to last year's first quarter.

Net Interest Income
Average Balances, Interest Income/Expense, Average Rates

Quarter Ending March 31,               1998                              1997
------------------------------------------------------------------------------------------
                             Average                            Average
(in thousands,               Balance  Interest    Rate          Balance  Interest     Rate
taxable equivalent)          ---------------------------      -----------------------------
Assets
Loans, including fees*,**   $302,347    $7,090    9.51%        $274,469    $6,260     9.25%
Securities
  Taxable                     89,824     1,414    6.30           89,020     1,422     6.39
  Tax-exempt*                  5,852       102    6.97            5,822       104     7.12
                            --------    ------                 --------    ------
  Total                       95,676     1,516    6.34           94,842     1,526     6.44

Federal funds sold            10,517       142    5.41            2,146        27     5.13
                            --------    ------                 --------    ------
  Total earning assets/
  interest income            408,540     8,748    8.68%         371,457     7,813     8.53%

Cash and due from banks       16,817                             13,331
Other assets                  11,707                             10,950
                            --------                           --------
  Total                     $437,064                           $395,738
                            ========                           ========
Liabilities and equity
CDs over $100,000           $  9,779       125    5.24%        $ 10,016       126     5.04%
Savings & interest checking   69,733       387    2.25           62,821       339     2.19
Money market deposits        105,273     1,159    4.51           88,973       929     4.23
Time deposits                138,970     2,078    6.06          134,537     2,003     6.04
                            --------    ------                 --------    ------
  Total                      323,755     3,749    4.72          296,347     3,397     4.65
Federal funds purchased          537         8    5.85            1,639        22     5.57
FHLB advances                 15,000       222    5.83           12,889       193     6.06
                            --------    ------                 --------    ------
  Total interest-bearing
  funds/interest expense     339,292     3,979    4.76%         310,875     3,612     4.71%
                            --------    ------                 --------    ------
Demand deposits               52,959                             45,541
Other liabilities              7,848                              6,503
Shareholders' equity          36,965                             32,819
                            --------                           --------
  Total                     $437,064                           $395,738
                            ========                           ========
Net interest spread (TE)                          3.92%                               3.82%
                                                  ====                                ====
Net interest income (TE)                $4,769                             $4,201
                                        ======                             ======
Net interest margin (TE)                          4.73%                               4.59%
                                                  ====                                ====
------------------------------------------------------------------------------------------
 * Interest income on tax-exempt securities and certain tax-exempt loans has been adjusted to a taxable-equivalent basis.
** Non-accrual loans are excluded.



Non-Interest Income
                                    Quarter Ending
                                        March 31
                                  Increase (decrease)
(in thousands)                         Amount        %
-----------------------------------------------------
Mortgage sales and servicing          $  396      122%
Service charges on deposit accounts       28        8
Trust income                             108       17
Other service charges and fees            16       12
Other income                              25       29
Securities (losses) gains                  6       --
                                      ------     ----
                                      $  579       38%
                                      ======     ====

Non-interest income for the first quarter totaled $2.1 million, a $579,000 or 38% increase from the first quarter of 1997. The recent interest rate environment led to record mortgage loans written in the first quarter, resulting in record revenues earned from the origination, sales and servicing of mortgage loans. Income from trust activities also grew dramatically based on increasing trust assets, which totaled $465 million as of March 31, 1998.


Non-Interest Expense
                                       Quarter Ending
                                           March 31
                                     Increase (decrease)
(in thousands)                         Amount        %
-----------------------------------------------------
Salaries and employee benefits        $  828       39%
Premises and equipment                    30        6
Other                                    170       18
                                      ------     ----
                                      $1,028       29%
                                      ======     ====

Non-interest expenses for the first quarter totaled $4.6 million, an increase of $1.0 million, or 29%, from the first quarter of 1997. The majority of the increase is attributable to personnel related expenses, influenced by activity based commissions, merit increases and benefit costs related to the increase in the Corporation's stock price in the current quarter. Other expense was impacted principally by increased activity based expenses.

The current quarter review and testing continued within the Corporation's plan relating to the Year 2000 issue. No material impact on the future financial condition or results of operations is anticipated from costs associated with addressing this issue.

Asset Quality


Non-Performing Assets

(in thousands)                                    3/31/98         12/31/97        3/31/97
-----------------------------------------------------------------------------------------
Non-accrual loans                                  $1,213           $  893         $2,710
Renegotiated loans                                    209              210            406
                                                   ------           ------         ------
  Total non-performing loans                        1,422            1,103          3,116

Other real estate                                     204              177             --
                                                   ------           ------         ------
  Total non-performing assets                      $1,626           $1,280         $3,116
                                                   ======           ======         ======

Non-performing assets as a percent of total loans     .54%             .42%          1.11%

Accruing loans 90 days or more past due            $  189           $  367         $    8


Total non-performing assets at March 31, 1998 decreased $1.5 million, or 48% from March of 1997, primarily due to the decrease in non-accrual loans. As previously reported in the December 31, 1997 Annual Report on Form 10-K, an increase in problem loans in 1997 was due to one long term credit relationship. In the third quarter of 1997 this credit was resolved with a new borrower within the reserves established in 1996.
As a result, non-performing assets are .54% of total loans at March 31, 1998 as compared to 1.11% in the prior year quarter.

Loans identified as potential problem loans totaled $2.5 million at March 31, 1998, $1.5 million at December 31, 1997 and $2.3 million at March 31, 1997.


Allowance for Loan Losses
                                             Quarter Ending
                                                 March 31
(in thousands)                                1998     1997
-----------------------------------------------------------
Balance beginning of period                $ 4,125  $ 3,525

Charge-offs                                    119      183
Recoveries                                      37       60
                                           -------  -------
Net charge-offs                                 82      123
Provision charged to operations                282      398
                                           -------  -------
Balance March 31                           $ 4,325  $ 3,800
                                           =======  =======


--------------------------------------------------------------------------------------
                                                    3/31/98      12/31/97      3/31/97
                                                    -------      --------      -------
Net loan losses as a percent of average loans           .11%          .30%         .18%

Allowance for loan losses as a percent of end
  of period loans                                      1.45%         1.36%        1.35%
---------------------------------------------------------------------------------------

For the current quarter, net charge-offs decreased $41,000 from the same period in 1997. The allowance for loan losses increased $525,000 over the last twelve months and was 1.45% of total loans and 266% of non-performing assets as of March 31, 1998. The increase in the allowance for loan losses is due to the growth in loans over the last twelve months.

Under accounting guidance regarding impaired loans, at March 31, 1998 there were $1.13 million in impaired loans with $547,000 for which an allowance for credit losses is allocated. Impaired loans totaled $874,000 and $2.70 million at December 31, 1997 and March 31, 1997.

Investment Securities

The following is a summary of investment securities, held-to-maturity and available-for-sale, at March 31, 1998.

Held-to-maturity
                                                      Unrealized
(in thousands)                          Cost        Gain      Loss    Fair Value
--------------------------------------------------------------------------------
U.S. government and agency           $ 9,521       $  76     $  --       $ 9,597
Commercial paper                         989          --        --           989
State and municipal                    9,101         100         2         9,199
Corporate notes                       12,389          49         5        12,433
                                     -------       -----     -----       -------
  Total                              $32,000       $ 225     $   7       $32,218
                                     =======       =====     =====       =======


Available-for-sale
                                                      Unrealized
(in thousands)                          Cost        Gain      Loss    Fair Value
--------------------------------------------------------------------------------
U.S. government and agency           $39,379       $ 222     $  26       $39,575
State and municipal                      502          --         1           501
Equity                                 2,330         198        --         2,528
                                     -------        ----     -----       -------
  Total                              $42,211       $ 420     $  27       $42,604
                                     =======       =====     =====       =======

Mortgage-backed                      $21,818       $ 164     $  18       $21,964
                                     =======       =====     =====       =======


There were no sales of securities during the three months ended March 31, 1998.

Shareholders' Equity and Capital Resources

Total equity at March 31, 1998 was $37.3 million, compared to $36.2 million and $33.0 million at December 31, 1997 and March
31, 1997. The Corporation declared $687,000, or $.35 per share, in dividends for the first quarter of 1998 as compared to $612,000, or $.32 per share in the first quarter of 1997.


The following is a summary of risk-based capital amounts and ratios:

Risk-based capital amounts

                             Regulatory
                          Capital Standards
                           Well Capitalized                   Actual
                          -----------------      --------------------------------
(in thousands)                    3/31/98         3/31/98    12/31/97     3/31/97
---------------------------------------------------------------------------------
Tier 1 leverage                  $ 21,818        $ 36,561    $ 35,489    $ 32,746
Tier 1 risk-based                  18,904          36,561      35,489      32,746
Total risk-based                   31,506          40,504      39,460      36,329


Risk-weighted assets                              315,059     317,559     286,410
Quarterly average assets                          436,364     437,768     395,179


Risk-based ratios
Tier 1 leverage                         5%           8.38%       8.11%       8.29%
Tier 1 risk-based                       6%          11.60%      11.18%      11.43%
Total risk-based                       10%          12.86%      12.43%      12.68%

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



                                   Empire Banc Corporation
                                   -----------------------
                                        (Registrant)

Date:  May 4, 1998
                                     /s/ James E. Dutmers, Jr.
                                  ---------------------------------------
                                   James E. Dutmers, Jr.
                                   Chairman and Chief Executive Officer

Date:  May 4, 1998
                                     /s/ William T. Fitzgerald, Jr.
                                  ---------------------------------------
                                   William T. Fitzgerald, Jr.
                                   Secretary, Treasurer & Chief Financial
                                   Officer
