Form 10-Q
period 1998-06-30
EMPIRE BANC CORP
filed 1998-08-13
CIK 810830

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                    ----------------------------------

                                FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended June 30, 1998.

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

                      Yes  X                       No

The number of shares outstanding of each of the issuer's classes of common stock was 2,944,773 shares of common stock, no par value, outstanding as of June 30, 1998.

Empire Banc Corporation - Consolidated Balance Sheet

(In thousands, except share data)                       June 30   December
31    June 30
                                                           1998
1997       1997
Assets
Cash and due from banks                                $ 22,233      $
25,433   $ 24,530
Federal funds sold                                       18,200
6,800      2,480
                                                       --------      -------
-   --------
  Cash and cash equivalents                              40,433
32,233     27,010

Securities
 Available for sale, at fair value                       46,323
42,183     34,489
 Held to maturity                                        33,886
32,979     31,138
  (fair value: 6/30/98-$34,097,
   12/31/97-$33,234,6/30/97-$31,277)
 Mortgage-backed securities
  Available for sale, at fair value                      23,898
23,592     24,592

Loans                                                   307,606
302,469    290,774
 Less: allowance for loan losses                         (4,350)
(4,125)    (4,075)
                                                       --------      -------
-   --------
   Net loans                                            303,256
298,344    286,699

Premises and equipment, net                               5,126
4,985      4,506
Other real estate                                           282
177         --
Accrued income and other assets                           9,122
8,460      7,262
                                                       --------      -------
-   --------
   Total assets                                        $462,326
$442,953   $415,696
                                                       ========
========   ========
Liabilities
Deposits
 Non-interest-bearing                                  $ 67,746      $
62,492   $ 60,274
 Interest-bearing                                       330,499
324,178    302,736
                                                       --------      -------
-   --------
   Total deposits                                       398,245
386,670    363,010

Federal Home Loan Bank advances                          17,000
12,000     12,000
Accrued expense and other liabilities                     9,131
8,084      6,579
                                                       --------      -------
-   --------
   Total liabilities                                    424,376
406,754    381,589

Shareholders' equity
Preferred stock-$1 par value,
 2,000,000 shares authorized, none outstanding
Common stock-no par value, 5,000,000 shares authorized,
 shares outstanding: 6/30/98-2,944,773;
 12/31/97-2,914,622; 6/30/97-2,897,414                   29,943
29,525     21,350
Retained earnings                                         7,646
6,321     12,625
Net unrealized gain on securities, net of tax               361
353        132
                                                       --------      -------
-   --------
   Total shareholders' equity                            37,950
36,199     34,107
                                                       --------      -------
-   --------
   Total liabilities and shareholders' equity          $462,326
$442,953   $415,696
========      ========   ========
See accompanying notes.

Empire Banc Corporation - Consolidated Statement of Income

(In thousands, except share data)                Quarter Ending
Year to Date
                                                     June 30
June 30
                                                1998        1997
1998       1997
Interest income
 Loans, including fees                       $ 7,082     $ 6,682     $
14,163   $ 12,937
 Taxable securities                            1,529       1,391
2,943      2,813
 Tax-exempt securities                            52          50
123        122
 Federal funds sold                              177          40
319         68
                                             -------     -------      ------
-     ------
   Total interest income                       8,840       8,163
17,548     15,940

Interest expense
 Deposits                                      3,754       3,493
7,503      6,890
 Federal funds purchased                          --          14
8         36
 Federal Home Loan Bank advances                 256         174
478        367
                                             -------     -------     -------
-    -------
   Total interest expense                      4,010       3,681
7,989      7,293
                                             -------     -------     -------
-    -------
   Net interest income                         4,830       4,482
9,559      8,647
Provision for loan losses                         83         395
365        793
                                             -------     -------     -------
-    -------
   Net interest income after
   provision for loan losses                   4,747       4,087
9,194      7,854

Non-interest income
 Mortgage sales and servicing                    771         398
1,491        722
 Service charges on deposit accounts             368         346
726        676
 Trust income                                    737         640
1,497      1,292
 Other service charges and fees                  203         139
349        269
 Other income                                    118          88
228        173
 Security gains(losses)                           --          --           -
-         (6)
                                             -------     -------     -------
-     ------
   Total non-interest income                   2,197       1,611
4,291      3,126

Non-interest expense
 Salaries and employee benefits                3,325       2,286
6,261      4,394
 Premises & equipment                            575         466
1,088        949
 Other                                           918       1,068
2,019      1,999
                                             -------     -------      ------
-     ------
   Total non-interest expense                  4,818       3,820
9,368      7,342
                                             -------     -------      ------
-     ------
   Income before federal income taxes          2,126       1,878
4,117      3,638
Federal income taxes                             709         626
1,363      1,205
                                             -------     -------      ------
-     ------
   Net income                                $ 1,417     $ 1,252      $
2,754    $ 2,433
                                             =======     =======
=======    =======
----------------------------------------------------------------------------
------------
Earnings per share                           $   .48     $   .43      $
 .93    $   .84
Diluted earnings per share                       .45         .40
 .87        .78

Average share outstanding                  2,954,457   2,900,510
2,952,960  2,894,153
Diluted average shares outstanding         3,162,115   3,123,879
3,159,329  3,117,019
----------------------------------------------------------------------------
------------
See accompanying notes.

Empire Banc Corporation - Consolidated Statement of Comprehensive Income


                                                 Quarter Ending
Year to Date
                                                     June 30
June 30
(in thousands)                                  1998        1997
1998       1997
----------------------------------------------------------------------------
------------
Net income                                   $ 1,417     $ 1,252      $
2,754    $ 2,433

Other Comprehensive income, net of tax:
  Unrealized gains/(losses) on available
   for sale securities arising during period       6         239
8        (42)

  Reclassification adjustment for amounts
   realized on security sales included in
   net income                                     --          --           -
-          4
                                             -------     -------      ------
-    -------
Comprehensive income                         $ 1,423     $ 1,491      $
2,762    $ 2,395
                                             =======     =======
=======    =======

----------------------------------------------------------------------------
------------
See accompanying notes.

Empire Banc Corporation - Consolidated Statement of Cash Flows

                                                                      Year
to Date June 30
(in thousands)                                                         1998
1997
Operating activities
  Net income                                                        $ 2,754
$ 2,433
  Adjustments to reconcile net income to net
   cash from operating activities:
    Depreciation and amortization                                       444
346
    Provision for loan losses                                           365
793
    Mortgage loans originated for sale                              (68,577)
(24,854)
    Sale of mortgage loans                                           70,420
23,020
    Net realized loss on securities                                      --
6
    Net amortization/accretion on securities                            (31)
61
    Change in:
      Deferred taxes                                                     --
281
      Interest receivable                                              (199)
(197)
      Accrued expense and other liabilities                           1,272
283
      Other assets                                                     (572)
(328)
                                                                    -------
-------
      Total adjustments                                               3,122
(589)
                                                                    -------
-------          Net cash from operating activities
5,876          1,844

Investing activities
  Securities available for sale
   Proceeds from sales                                                   --
992
   Proceeds from maturities                                          13,742
7,588
   Purchases                                                        (18,198)
(5,984)
  Securities held to maturity
   Proceeds from sales                                                   --
1,986
   Proceeds from maturities                                          12,782
4,245
   Purchases                                                        (13,636)
(599)
  Loans granted net of repayments                                    (7,120)
(17,001)
  Premises and equipment expenditures                                  (585)
(867)
                                                                    -------
-------
  Net cash from investing activities                                (13,015)
(9,640)
Financing activities
  Net increase in deposits                                           11,575
18,656
  Net decrease in federal funds purchased                                --
(5,500)
  Cash dividends paid                                                (1,373)
(1,223)
  Federal Home Loan Bank advances                                     5,000
--
  Issuance of common stock                                              137
270
                                                                    -------
-------
  Net cash from financing activities                                 15,339
12,203
                                                                    -------
-------
Net change in cash and cash equivalents                               8,200
4,407
Beginning cash and cash equivalents                                  32,233
22,603
                                                                    -------
-------
Ending cash and cash equivalents                                    $40,433
27,010
                                                                    =======
=======
----------------------------------------------------------------------------
--------------
Interest paid                                                       $ 7,982
$ 7,221
Income taxes paid                                                     1,425
1,079
----------------------------------------------------------------------------
--------------
See accompany notes.

Empire Banc Corporation - Consolidated Statement of Changes in
Shareholders' Equity

(In thousands)                                                         1998
1997
----------------------------------------------------------------------------
---------------

Balance January 1                                                   $36,199
$32,673
Net income                                                            2,754
2,433
Common stock issued                                                     418
270
Dividends declared                                                   (1,429)
(1,227)
Net change in security valuation                                          8
(42)
                                                                    -------
-------
  Balance June 30                                                   $37,950
$34,107
                                                                    =======
=======
----------------------------------------------------------------------------
---------------


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

Note-2 Earnings per share is based on weighted-average common and contingently issuable shares outstanding. Diluted earnings per share further assumes the dilutive effect of additional common shares issuable under stock options. All per-share data is restated for the 3 for 2 stock split in the second quarter of 1998.

Note-3 Under a new accounting standard, comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale.

Note-4 As of December 31, 1997, the Corporation's common stock had a par value of $5 and 5,000,000 share were authorized. In the second quarter of 1998 the par value of common stock was changed from $5 to no par by the Corporation's Board of Directors.

Empire Banc Corporation
Financial Review

Second Quarter 1998
Compared with
Second Quarter 1997


Summary

Empire Banc Corporation's 1998 second quarter earnings were $1,417,000, a 13% increase over 1997 second quarter results. Diluted earnings per share increased from $.40 per share in 1997 to $.45 in 1998. The return on assets was 1.27% for the quarter versus 1.24% in 1997. The return on equity was 15.02% compared to 14.93% in the prior year quarter.

The current year's results reflect the impact of an increase of 8% in net interest income, attributable to an 10% growth in average earning assets. Average loans for the quarter increased 6% to $301 million and deposits 8% to $325 million. Non-interest income increased 36% in the quarter-to quarter comparison, with substantial growth in fees related to mortgage lending and trust revenues. With these increased activity levels, non-interest expense increased 26% over the second quarter of 1997.

The reserve for loan losses was 1.41% at June 30, 1998 comparable to the prior year. Net loan losses of .09% and non-performing asset ratio of .62% were recorded for the first six months of 1998.

Total shareholders' equity increased over 11% during the last twelve months to $38.0 million, improving book value per share to $12.89 from the $11.77 at June 30, 1997. In the second quarter of 1998 a three for two stock split was declared and paid to shareholders.

Net Interest Income
                                             Quarter Ending      Six Months
Ending
                                                June 30                June
30
                                            1998       1997        1998
1997
----------------------------------------------------------------------------
------
Interest income                           $8,840     $8,163     $17,548
$15,940
Taxable equivalent adjustment                 30         26          70
62
                                          ------     ------     -------    -
------
   Interest income (TE)                    8,870      8,189      17,618
16,002
 Interest expense                          4,010      3,681       7,989
7,293
                                          ------     ------     -------    -
------
   Net interest income (TE)               $4,860     $4,508     $ 9,629    $
8,709
                                          ======     ======     =======
=======

Increase (decrease) due to change in:
    Volume                                $  409     $  467     $   880    $
772
    Rate                                     (57)       (49)         40
(211)
                                          ------     ------     -------    -
------
    Total                                 $  352     $  418     $   920    $
561
                                          ======     ======     =======
=======
----------------------------------------------------------------------------
------

Second quarter net interest income on a taxable equivalent ("TE") basis was $4.9 million, an 8% increase from the $4.5 million earned in the year ago quarter. Average earning assets increased 10% or $39 million while the net interest margin decreased from 4.79% to 4.68% in the quarter to quarter comparison.

Average loans increased $18 million or 6%, to $301 million for the current quarter. The consumer loan portfolio, fueled primarily with home-equity lending has increased 9 million or 11%. Average commercial loans have increased $6 million or 5% and the mortgage portfolio averaged $2 million or 3% more. The average rate earned on the loan portfolio was 9.44% a 2-basis points ("bp") change from the second quarter of 1997.

The security portfolio grew $11 million or 13% in the quarter to quarter comparison with a 2 bp change in the rate earned. Average overnight funds sold increased $10 million or 331% and the rate earned decreased 15 bp from the prior year's second quarter.

Incremental funding for the earning asset growth came mainly from the $29 million or 9% growth in interest bearing funds. Money market accounts increased $14 million or 15%, savings and interest checking grew on average $8 million or 12% and time deposits grew $4 million or 3%. Federal Home Loan Bank advances also increased $5.0 million over 1997. The average rate paid on interest bearing funds was 4.71%, comparable to the second quarter of 1997. Non-interest bearing funds supporting earning assets increased 16% or $10 million compared to last year's second quarter.

Net Interest Income
Average Balances, Interest Income/Expense, Average Rates

Quarter Ending June 30,                1998
1997
----------------------------------------------------------------------------
--------------
                             Average                            Average
(Taxable equivalent,         Balance  Interest    Rate          Balance
Interest     Rate
in thousands)               ---------------------------      ---------------
--------------
Assets
Loans, including fees*,**   $301,209  $  7,089    9.44%        $283,649  $
6,686     9.46%
Securities
  Taxable                     97,970     1,529    6.24           86,744
1,391     6.41
  Tax-exempt*                  4,167        75    7.21            3,986
71     7.18
                            --------  --------                 --------   --
-----
  Total                      102,137     1,604    6.28           90,730
1,462     6.45

Federal funds sold            12,933       177    5.41            3,000
41     5.39
                            --------  --------                 --------   --
-----
  Total earning assets\
  interest income            416,279     8,870    8.55%         377,379
8,189     8.70%

Cash and due from banks       17,654                             14,214
Other assets                  12,305                             11,218
                            --------                           --------
  Total                     $446,238                           $402,811
                            ========                           ========
Liabilities and Equity
CDs over $100,000           $ 10,522       139    5.22%        $ 11,211
149     5.25%
Savings & interest checking   71,496       398    2.23           63,861
346     2.17
Money market deposits        104,394     1,155    4.44           90,436
980     4.35
Consumer CDs                 138,333     2,062    5.98          134,427
2,018     6.02
                            --------    ------                 --------    -
-----
  Total                      324,745     3,754    4.64          299,935
3,493     4.67
Federal funds purchased           --        --      --              919
14     5.77
FHLB advances                 17,000       256    6.04           12,000
174     5.83
                            --------    ------                 --------    -
-----
  Total interest-bearing
  funds/interest expense     341,745     4,010    4.71%         312,854
3,681     4.72%
                            --------    ------                 --------    -
-----
Demand deposits               58,346                             49,996
Other liabilities              8,409                              6,411
Shareholders' equity          37,738                             33,550
                            --------                           --------
  Total                     $446,238                           $402,811
                            ========                           ========
Net interest spread (TE)                          3.84%
3.98%
                                                  ====
====
Net interest income (TE)                $4,860
$4,508
                                        ======
======
Net interest margin (TE)                          4.68%
4.79%
                                                  ====
====
----------------------------------------------------------------------------
--------------
 * Interest income on tax-exempt securities and certain tax-exempt loans has been adjusted to a tax-equivalent basis.
** Non-accrual loans are excluded.

Net Interest Income
Average Balances, Interest Income/Expense, Average Rates

Year to date June 30,                 1998                             1997
----------------------------------------------------------------------------
--------------
                             Average                            Average
(Taxable equivalent,         Balance  Interest    Rate          Balance
Interest     Rate
in thousands)               ---------------------------      ---------------
--------------
Assets
Loans, including fees*,**   $301,775  $ 14,179    9.48%        $279,084  $
12,946     9.35%
Securities
  Taxable                     93,920     2,943    6.04           87,876
2,813     6.40
  Tax-exempt*                  5,005       177    7.08            4,899
175     7.15
                            --------  --------                 --------   --
-----
  Total                       98,925     3,120    6.31           92,775
2,988     6.44

Federal funds sold            11,731       319    5.41            2,575
68     5.28
                            --------  --------                 --------   --
-----
  Total earning assets\
  interest income            412,431    17,618    8.61%         374,434
16,002     8.62%

Cash and due from banks       17,238                             13,775
Other assets                  12,007                             11,085
                            --------                           --------
  Total                     $441,676                           $399,294
                            ========                           ========
Liabilities and Equity
CDs over $100,000           $ 10,152       263    5.16%        $ 10,617
275     5.16%
Savings & interest checking   70,620       786    2.24           63,344
685     2.18
Money market deposits        104,831     2,313    4.45           89,708
1,909     4.29
Consumer CDs                 138,650     4,141    6.02          134,481
4,021     6.03
                            --------    ------                 --------    -
-----
  Total                      324,253     7,503    4.67          298,150
6,890     4.66
Federal funds purchased          267         8    5.85            1,277
36     5.64
FHLB advances                 16,005       478    6.02           12,442
367     5.95
                            --------    ------                 --------    -
-----
  Total interest-bearing
  funds/interest expense     340,525     7,989    4.73%         311,869
7,293     4.72%
                            --------    ------                 --------    -
-----
Demand deposits               55,880                             47,782
Other liabilities              7,918                              6,457
Shareholders' equity          37,353                             33,186
                            --------                           --------
  Total                     $441,676                           $399,294
                            ========                           ========
Net interest spread (TE)                          3.88%
3.90%
                                                  ====
====
Net interest income (TE)                $9,629
$8,709
                                        ======
======
Net interest margin (TE)                          4.71%
4.69%
                                                  ====
====
----------------------------------------------------------------------------
--------------
 * Interest income on tax-exempt securities and certain tax-exempt loans has been adjusted to a tax-equivalent basis.
** Non-accrual loans are excluded.

Non-Interest Income
                                       Quarter Ending      Six Months Ending
                                           June 30              June 30
                                     Increase (decrease)  Increase
(decrease)
                                       Amount        %       Amount
%
----------------------------------------------------------------------------
-
(In thousands)
Mortgage sales and servicing          $  373       94%       $  769
107%
Service charges on deposit accounts       22        6            50        7
Trust income                              97       15           205       16
Other service charges and fees            64       46            80       30
Other income                              30       34            55       32
Securities (losses) gains                 --       --             6       --
                                      ------     ----        ------     ----
                                      $  586       36%       $1,165
37%
                                      ======     ====        ======     ====

Non-interest income for the second quarter totaled $2.2 million, a $586,000 or 36% increase from the second quarter of 1997. The recent rate environment has led to record mortgage loan activity in 1998, resulting in a 94% increase in mortgage related fee income. Income from trust activities continued its steady growth pattern, with a 15% increase in fee income in the quarter to quarter comparison. Other service charges and fees income, up 46% for the quarter, was influenced by gains in consumer insurance fees and automated teller machine fees. The increase in other income of 34% for the quarter was fueled by income related to the sale of non deposit investment products.


Non-Interest Expense
                                       Quarter Ending      Six Months Ending
                                           June 30              June 30
                                     Increase (decrease)  Increase
(decrease)
                                       Amount        %       Amount
%
----------------------------------------------------------------------------
-
(In thousands)
Salaries and employee benefits        $1,039       45%       $1,867
42%
Premises & equipment                     109       23           139       15
Other                                   (150)     (14)           20        1
                                      ------     ----        ------     ----
                                      $  998       26%       $2,026
28%
                                      ======     ====        ======     ====

Non-interest expenses for the second quarter totaled $4.8 million, an increase of $998,000, or 26%, from the second quarter of 1997. The majority of increase is attributable to personnel related expenses, influenced by activity based commissions, merit increases and benefit costs related to the increase in the Corporation's stock price. Other expense reduction was principally impacted by a reduction in non-earning loan expenses.

The Corporation continues its review and testing relating to the Year 2000 issue under a comprehensive plan to ensure compliance with Year 2000 date requirements. A detailed plan has also been initiated to provide awareness and review for customers in dealing with this issue. No material impact on the future financial condition or results of operations is anticipated from costs associated with addressing this issue.




Asset Quality

Non-Performing Assets
                                                  6/30/98         12/31/97
6/30/97
                                                  -------         --------
-------
(In thousands)
Non-accrual loans                                  $1,348           $  893
$2,968
Renegotiated loans                                    277              210
285
                                                   ------           ------
------
  Total non-performing loans                        1,625            1,103
3,253

Other real estate                                     282              177
--
                                                   ------           ------
------
  Total non-performing assets                      $1,907           $1,280
$3,253
                                                   ======           ======
======

Non-performing assets as a percent of total loans     .62%             .42%
1.12%

Accruing loans 90 days or more past due            $  315           $  367
$   55


Total non-performing assets at June 30, 1998 decreased $1.3 million or 41% from June of 1997, primarily from the decrease in non-accrual loans. The increase in problem loans as of June 1997 was due to one long term credit relationship. This credit was resolved with a new borrower in the third quarter of 1997. As a result, non-performing assets are .62% of total loans at June 30, 1998 as compared to 1.12% in the prior year.

Loans identified as potential problem loans totaled $2.4 million at June 30, 1998, $1.5 million at December 31, 1997 and $2.5 million at June 30, 1997.


Allowance for Loan Losses
                                             Quarter Ending    Six Months
Ending
                                                 June 30              June
30
                                              1997     1996        1997
1996
----------------------------------------------------------------------------
----
(In thousands)
Balance beginning of period                $ 4,325  $ 3,800     $ 4,125  $
3,525

Charge-offs                                    130      163         249
346
Recoveries                                      72       43         109
103
                                           -------  -------     -------  ---
----
Net charge-offs                                 58      120         140
243
Provision charged to operations                 83      395         365
793
                                           -------  -------     -------  ---
----
Balance June 30                            $ 4,350  $ 4,075     $ 4,350  $
4,075
                                           =======  =======     =======
=======
----------------------------------------------------------------------------
--------
                                                    6/30/98      12/31/97
6/30/97
                                                    -------      --------
-------
Net loan losses as a percent of average loans           .09%          .30%
 .17%

Allowance for loan losses as a percent of end
  of period loans                                      1.41%         1.36%
1.40%
----------------------------------------------------------------------------
-----------

For the current quarter, net charge-offs decreased $62,000 from the same period in 1997. The allowance for loan losses increased $275,000 over the last twelve months and was 1.41% of total loans as of June 30, 1998 and 228% of non-performing assets as of June 30, 1998. The increase in the allowance for loan losses is due to the growth in loans over the last twelve months.

Under accounting guidance regarding impaired loans, at June 30, 1998 there were $1.15 million in impaired loans with $490,000 for which an allowance for credit losses is allocated. Impaired loans totaled $874,000 and $2.66 million at December 31, 1997 and June 30, 1997.

Investment Securities

The following is a summary of investment securities, held-to-maturity and available-for-sale, at June 30, 1997.

Held-to-maturity
                                                      Unrealized
                                        Cost        Gain      Loss    Fair
Value
----------------------------------------------------------------------------
----
U.S. government and agency           $ 9,526       $  68     $  --       $
9,594
Commercial paper                       1,974          --        --
1,974
State and municipal                    8,457         101         1
8,557
Corporate notes                       13,929          52         9
13,972
                                     -------       -----     -----       ---
----
  Total                              $33,886       $ 221     $  10
$34,097
                                     =======       =====     =====
=======


Available-for-sale
                                                      Unrealized
                                        Cost        Gain      Loss    Fair
Value
----------------------------------------------------------------------------
----
U.S. government and agency           $39,584       $ 243     $  10
$39,817
Commercial paper                       2,940          --        --
2,940
State and municipal                    1,044           2        --
1,046
Equity                                 2,330         190        --
2,520
                                     -------        ----     -----       ---
----
  Total                              $45,898       $ 435     $  10
$46,323
                                     =======       =====     =====
=======

Mortgage-backed                      $23,776       $ 157     $  35
$23,898
                                     =======       =====     =====
=======



There were no sales of securities during the six months ended June 30, 1998. Proceeds from the sale of available for sale securities during the six months ended June 30, 1997 amounted to $992,000 with gross losses of $7,000.

Shareholders' Equity and Capital Resources

Total equity at June 30, 1998 was $38.0 million, compared to $36.2 million and $34.1 million at December 31, 1997 and June 30, 1997.
The Corporation declared $736,000, or $.25 per share, in dividends for the second quarter of 1998 as compared to $687,000, or $.20 per share in the second quarter of 1997. All per share amounts reflect the three for two stock split declared in the second quarter of 1998.



The following is a summary of risk-based capital amounts and ratios:

Risk-based capital amounts
(In thousands)
                             Regulatory
                          Capital Standards
Well Capitalized                   Actual
                          -----------------      ---------------------------
-----
                                  6/30/98         6/30/98    12/31/97
6/30/97
                          -----------------      --------    --------    ---
-----
Tier 1 leverage                  $ 22,277        $ 37,252    $ 35,489    $
33,598
Tier 1 risk-based                  19,789          37,252      35,489
33,598
Total risk-based                   32,982          41,377      39,460
37,267


Risk-weighted assets                              329,815     317,559
293,121
Quarterly average assets                          445,545     437,768
402,536


Risk-based ratios
Tier 1 leverage                         5%           8.36%       8.11%
8.35%
Tier 1 risk-based                       6%          11.29%      11.18%
11.46%
Total risk-based                       10%          12.55%      12.43%
12.71%

Risk-based capital ratios for the Corporation continue to be well above the guidelines established for well-capitalized institutions, which is the highest capital standard.

---------------------------------------------------------------------------
Six months ended June 30, 1998 compared with 1997
---------------------------------------------------------------------------
Net income for the six months ended June 30, 1998 is $2,754,000 or $.87 per share compared to the $2,433,000 or $.78 per share earned in the same period of 1997, a 13% increase. Return on average assets for the first six months was 1.25%, as compared to 1.22% in the previous year. The return on average equity was 14.75%, in comparison to the 14.66% earned in the first six months of 1997.

Net interest income (FTE) has increased $912,000, or 11% to $9.6 million for the first six months of 1998 as average earning assets increased $38 million from 1997. The year to date net interest margin is 4.71% for 1998, comparable to the first six months of 1997. The average rate earned on assets at 8.61% and the average rate paid on interest-bearing funds of 4.73% are comparable to the prior year.

Average outstanding loans have increased $23 million and securities $6 million from 1997. Total deposits have increased $34 million from 1997 and average $380 million for the first six months of 1998. Average Money market deposits have grown by $15 million, consumer CDs $4 million and savings and interest-checking accounts by $7 million from 1997. Funding from Federal Home Loan Bank advances has increased on average $4 million.

The provision for loan losses was $365,000 and net loan charge-offs were $140,000 for the first six months of 1998 compared to a provision of $793,000 and net charge-offs of $243,000 in 1997. The allowance for loan losses at 1.41% of total loans is comparable to the prior year's 1.40%.

Non-interest income has grown $1.2 million, or 37%, for the first six months of 1998. This growth was due mainly to the record mortgage lending activity which more than doubled its fee related income, increasing by $769,000. Trust fee's increased $205,000 as a result of it's continued strong asset growth. Consumer insurance, automated teller machine fees and revenue from non deposit investment products also showed favorable increases from the prior year.

Non-interest expense increased $2 million or 28% from the comparable prior period, essentially due to higher costs associated with personnel related commission expense and benefit costs related to the increase in the Corporation's stock price.

Total cash dividends for the first six months of 1998 were $.48 per share compared to $.42 per share in 1997. Shareholders' equity increased 11% from June of 1997 and at $38 million for June of 1998, represents 8.2% of assets. Total risk-based capital in June of 1998 was 12.55% compared to the 12.71% in June of 1997.

Recorded in stockholders' equity were unrealized gains of $8,000 during 1998 and unrealized losses of $42,000 in 1997. The unrealized gains and losses of the investment portfolio are not expected to cause a material change in future income or investment yields.


Quantitative and qualitative disclosures about market risk
There have been no material changes in the six months ended June 30, 1998.

Empire Banc Corporation


Part II - Other Information



Item 4.  Submission of matters to a vote of security holders

         (a) Annual meeting of shareholders of Empire Banc Corporation held May 5, 1998.

         (c) Election of four (4) directors to serve until the annual meeting of shareholders in 2001.
                                                     Withhold
                                             For     Authority     Non-vote
                                             ---     ---------     --------
              James E. Dutmers, Jr.
              Chairman and Chief Executive Officer,
              Empire Banc Corporation and
              Empire National Bank          1,881,140      381       81,661

              Michael H. Dennos
              Retired, Business Executive   1,848,378   33,143       81,661

              Thomas G. McIntyre
              Chairman, Passageways Travel  1,881,140      381       81,661

              Ronald G. Reffitt, Sr.
              President, Peninsula
              Construction and Supply, Inc. 1,881,140      381       81,661



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



                                   Empire Banc Corporation
                                   -----------------------
                                        (Registrant)

Date:  August 13, 1998
                                    /s/ James E. Dutmers, Jr.
                                  ---------------------------------------
                                   James E. Dutmers, Jr.
                                   Chairman and Chief Executive Officer

Date:  August 13, 1998
                                    /s/ William T. Fitzgerald, Jr.
                                  ---------------------------------------
                                   William T. Fitzgerald, Jr.
                                   Secretary, Treasurer & Chief Financial
                                   Officer
