Form 10-Q
period 1998-09-30
EMPIRE BANC CORP
filed 1998-11-13
CIK 810830

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                    ----------------------------------

                                FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended September 30, 1998.

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

                      Yes  X                       No

The number of shares outstanding of each of the issuer's classes of common stock was 2,957,398 shares of common stock, no par value, outstanding as of September 30, 1998.

Empire Banc Corporation - Consolidated Balance Sheet

(In thousands, except share data)               September 30   December 31
September 30
                                                        1998          1997
1997
Assets
Cash and due from banks                             $ 18,604      $ 25,433
$ 18,126
Federal funds sold                                    14,300         6,800
6,700
                                                    --------      --------
--------
  Cash and cash equivalents                           32,904        32,233
24,826

Securities
 Available for sale, at fair value                    56,921        42,183
38,762
 Held to maturity                                     39,590        32,979
31,544
  (fair value: 9/30/98-$40,221,
   12/31/97-$33,234,9/30/97-$31,783)
 Mortgage-backed securities
  Available for sale, at fair value                   21,998        23,592
26,128

Loans                                                315,227       302,469
297,409
 Less: allowance for loan losses                      (4,650)       (4,125)
(3,800)
                                                    --------      --------
--------
   Net loans                                         310,577       298,344
293,609

Premises and equipment, net                            5,643         4,985
4,484
Other real estate                                        187           177
--
Accrued income and other assets                        9,136         8,460
6,910
                                                    --------      --------
--------
   Total assets                                     $476,956      $442,953
$426,263
                                                    ========      ========
========
Liabilities
Deposits
 Non-interest-bearing                               $ 62,329      $ 62,492
$ 56,488
 Interest-bearing                                    349,255       324,178
315,268
                                                    --------      --------
--------
   Total deposits                                    411,584       386,670
371,756

Federal Home Loan Bank advances                       17,000        12,000
12,000
Accrued expense and other liabilities                  8,630         8,084
7,416
                                                    --------      --------
--------
   Total liabilities                                 437,214       406,754
391,172

Shareholders' equity
Preferred stock-$1 par value,
 2,000,000 shares authorized, none outstanding
Common stock-no par value, 5,000,000 shares authorized,
 shares outstanding: 9/30/98-2,957,398;
 12/31/97-2,914,622; 9/30/97-2,900,014                30,258        29,525
21,396
Retained earnings                                      8,489         6,321
13,371
Net unrealized gain on securities, net of tax            995           353
324
                                                    --------      --------
--------
   Total shareholders' equity                         39,742        36,199
35,091
                                                    --------      --------
--------
   Total liabilities and shareholders' equity       $476,956      $442,953
$426,263                                                           ========
========   ========
See accompanying notes.

Empire Banc Corporation - Consolidated Statement of Income

(In thousands, except share data)                Quarter Ending
Year to Date
                                                  September 30
September 30
                                                1998        1997
1998       1997
Interest income
 Loans, including fees                       $ 7,343     $ 6,950     $
21,506   $ 19,887
 Taxable securities                            1,615       1,453
4,558      4,266
 Tax-exempt securities                            67          60
190        182
 Federal funds sold                              305         106
624        174
                                             -------     -------      ------
-     ------
   Total interest income                       9,330       8,569
26,878     24,509

Interest expense
 Deposits                                      3,985       3,685
11,488     10,575
 Federal funds purchased                          --           1
8         37
 Federal Home Loan Bank advances                 259         176
737        543
                                             -------     -------     -------
-    -------
   Total interest expense                      4,244       3,862
12,233     11,155
                                             -------     -------     -------
-    -------
   Net interest income                         5,086       4,707
14,645     13,354
Provision for loan losses                        552         188
917        981
                                             -------     -------     -------
-    -------
   Net interest income after
   provision for loan losses                   4,534       4,519
13,728     12,373

Non-interest income
 Mortgage sales and servicing                    650         456
2,141      1.178
 Service charges on deposit accounts             368         380
1,094      1,056
 Trust income                                    684         672
2,181      1,964
 Other service charges and fees                  225         228
574        497
 Other income                                     89          91
317        264
 Security gains(losses)                          138          --
138         (6)
                                             -------     -------     -------
-     ------
   Total non-interest income                   2,154       1,827
6,445      4,953

Non-interest expense
 Salaries and employee benefits                2,593       2,805
8,854      7,199
 Premises & equipment                            585         508
1,673      1,457
 Other                                         1,130         996
3,149      2,995
                                             -------     -------      ------
-     ------
   Total non-interest expense                  4,308       4,309
13,676     11,651
                                             -------     -------      ------
-     ------
   Income before federal income taxes          2,380       2,037
6,497      5,675
Federal income taxes                             797         676
2,160      1,881
                                             -------     -------      ------
-     ------
   Net income                                $ 1,583     $ 1,361      $
4,337    $ 3,794
                                             =======     =======
=======    =======
----------------------------------------------------------------------------
------------
Earnings per share                           $   .53     $   .47      $
1.47    $  1.31
Diluted earnings per share                       .50         .44
1.37       1.22

Average share outstanding                  2,967,391   2,906,220
2,957,770  2,898,175
Diluted average shares outstanding         3,168,733   3,128,096
3,163,202  3,120,711
----------------------------------------------------------------------------
------------
See accompanying notes.

Empire Banc Corporation - Consolidated Statement of Comprehensive Income


                                                 Quarter Ending
Year to Date
                                                  September 30
September 30
(in thousands)                                  1998        1997
1998       1997
----------------------------------------------------------------------------
------------
Net income                                   $ 1,583     $ 1,361      $
4,337    $ 3,794

Other Comprehensive income, net of tax:
  Unrealized gains/(losses) on available
   for sale securities arising during period     725         192
733        146

  Reclassification adjustment for amounts
   realized on security sales included in
   net income                                    (91)         --
(91)         4
                                             -------     -------      ------
-    -------
Comprehensive income                         $ 2,217     $ 1,553      $
4,979    $ 3,944
                                             =======     =======
=======    =======

----------------------------------------------------------------------------
------------
See accompanying notes.

Empire Banc Corporation - Consolidated Statement of Cash Flows

                                                                 Year to
Date September 30
(in thousands)                                                         1998
1997
Operating activities
  Net income                                                        $ 4,337
$ 3,794
  Adjustments to reconcile net income to net
   cash from operating activities:
    Depreciation and amortization                                       683
527
    Provision for loan losses                                           917
981
    Mortgage loans originated for sale                              (98,643)
(40,647)
    Sale of mortgage loans                                           98,789
37,842
    Net realized (gain) loss on securities                             (138)
6
    Net amortization/accretion on securities                            (21)
91
    Change in:
      Deferred taxes                                                     --
281
      Interest receivable                                              (358)
70
      Interest payable                                                   70
106
      Other assets                                                     (328)
(342)
      Other liabilities                                                 615
1,014
                                                                    -------
-------
      Total adjustments                                               1,586
(71)
                                                                    -------
-------          Net cash from operating activities
5,923          3,723
Investing activities
  Securities available for sale
   Proceeds from sales                                                  144
992
   Proceeds from maturities                                          19,098
11,220
   Purchases                                                        (31,318)
(15,146)
  Securities held to maturity
   Proceeds from sales                                                   --
1,986
   Proceeds from maturities                                          18,422
7,261
   Purchases                                                        (24,970)
(4,039)
  Loans granted net of repayments                                   (13,296)
(26,128)
  Premises and equipment expenditures                                (1,341)
(1,026)
                                                                    -------
-------
        Net cash from investing activities                          (33,261)
(21,880)
Financing activities
  Net increase in deposits                                           24,914
27,402
  Net decrease in federal funds purchased                                --
(5,500)
  Cash dividends paid                                                (1,373)
(1,838)
  Federal Home Loan Bank advances                                     5,000
--
  Issuance of common stock                                              205
316
                                                                    -------
-------
        Net cash from financing activities                           28,009
20,380
                                                                    -------
-------
Net change in cash and cash equivalents                                 671
2,223
Beginning cash and cash equivalents                                  32,233
22,603
                                                                    -------
-------
Ending cash and cash equivalents                                    $32,904
24,826
                                                                    =======
=======
----------------------------------------------------------------------------
--------------
Interest paid                                                       $12,163
$11,049
Income taxes paid                                                     2,154
1,997
----------------------------------------------------------------------------
--------------
See accompany notes.

Empire Banc Corporation - Consolidated Statement of Changes in
Shareholders' Equity

(In thousands)                                                         1998
1997
----------------------------------------------------------------------------
---------------

Balance January 1                                                   $36,199
$32,673
Net income                                                            4,337
3,793
Common stock issued                                                     733
316
Dividends declared                                                   (2,169)
(1,842)
Net change in security valuation                                        642
150
                                                                    -------
-------
  Balance September 30                                              $39,742
$35,091
                                                                    =======
=======
----------------------------------------------------------------------------
---------------


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

Note-2 Under a new accounting standard, comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale.

Note-3 As of December 31, 1997, the Corporation's common stock had a par value of $5 and 5,000,000 share were authorized. In the second quarter of 1998 the par value of common stock was changed from $5 to no par by the Corporation's Board of Directors.

Note-4 Earnings per share is based on weighted-average common and contingently issuable shares outstanding. Diluted earnings per share further assumes the dilutive effect of additional common shares issuable under stock options. All per share data is restated for the 3 for 2 stock split in the second quarter of 1998. A reconciliation of earnings per share and diluted earnings per share is presented below:


                                              Nine Months Ending
                                                 September 30,
                                      1998 1997
----------------------------------------------------------------
Net income (in thousands)                  $ 4,337       $ 3,794
                                           =======       =======

Earnings per share
 Shares
  Average common shares outstanding      2,948,548     2,892,583
  Average contingently issuable shares       9,222         5,592
                                         ---------     ---------
                                         2,957,770     2,898,175
                                         =========     =========
    Earnings per share                      $ 1.47        $ 1.31
                                            ======        ======
Diluted earnings per share
 Shares
  Average shares outstanding,
   per above                             2,957,770     2,898,175
  Effect of stock options                  205,432       222,536
                                         ---------     ---------
                                         3,163,202     3,120,711
                                         =========     =========
    Diluted earnings per share              $ 1.37        $ 1.22
                                            ======        ======
----------------------------------------------------------------

Management's Discussion and Analysis


Summary
Empire Banc Corporation's 1998 third quarter earnings were $1,583,000, a 16% increase over 1997 third quarter results. Diluted earnings per share increased from $.44 per share in 1997 to $.50 in 1998. The return on assets was 1.34% for the quarter versus 1.29% in 1997. The return on equity was 16.39% compared to 15.75% in the third quarter 1997.

Net income for the nine months ended September 30, 1998 was $4,337,000 or $1.37 per share compared to the $3,794,000 or $1.22 per share earned in the first three quarters of 1997, a 14% increase in earnings. Return on average assets for the first nine months was 1.28%, as compared to 1.24% in the previous year. The return on average equity was 15.30%, in comparison to the 15.03% earned in the first nine months of 1997.

The 1998 performance was achieved with significant growth in total revenues of 15% over the first nine months of 1997. Net interest income grew 10% as a result of the growth in average earning assets. The continuing favorable interest rate environment in 1998 has led to record home lending resulting in an 82% increase in revenues from the origination, sales and servicing of mortgage loans. The increase in mortgage revenues, coupled with an 11% increase in trust revenues, resulted in a 30% increase in non-interest income. As a result of these increased activity levels, non-interest expense increased 17% for the same period.

In measuring asset quality, net loan losses were .17% of average loans for the first nine months of 1998 and non-performing assets were .51% of loans at September 30, 1998. The allowance for loan losses increased $850,000 during the last twelve months and was 1.48% of loans at September 30, 1998.

Total assets have increased $51 million, or 12%, during the last twelve months and total $477 million at September 30, 1998, Total deposits grew 11% to $412 million and total loans increased 6% to $315 million during the same period.

Total shareholders' equity increased over 13% since September 1997 to total $39.7 million at September 30, 1998, improving book value per share to $13.44 from the $12.10 at September 30, 1997. In the second quarter of 1998 a three for two stock split was declared and paid to shareholders.

Quantitative and qualitative disclosures about market risk
There have been no material changes in the nine months ended September 30, 1998.


Year 2000 issue
The Corporation has a comprehensive written Year 2000 plan approved by the Board of Directors and a Year 2000 management committee overseeing the efforts. The plan includes all the facets of our business from the physical plant and equipment issues through all of our computer hardware and software, and major customers.

The Corporation uses major external third party vendors to the banking industry for the mainframe and all personal computer hardware and software. These well known, national third party providers for the mission critical systems have provided written assurances that they are Year 2000 ready and their systems have been fully tested. The Corporation does not use any custom programmed software. Another area under review are systems which utilize embedded microchips, such as in heating, air conditioning, security and other related systems. Vendors for these systems have been contacted to evaluate their Year 2000 compliance and assess any potential risk.

While the Corporation's current UNISYS mainframe hardware and software is Year 2000 compliant, a new system is scheduled to be installed during the first quarter of 1999, substantially increasing the capacity and efficiency of operations. This new system will allow the testing of this banking software from Information Technology, Inc. during the installation of the hardware, without any disruption to daily processing and customer service. All testing will be completed by June 30, 1999 within the FFIEC published guidelines and no disruption in service due to a Year 2000 issue is anticipated.

We have addressed the financial implications of preparing for the Year 2000. The readiness of the software used for mission critical systems is included in the cost of our normal maintenance of those systems and we do not expect any additional charges. Some minor hardware replacements will be needed. Those expenditures will be less than $50,000. The staffing needed to complete the testing and implementation plan has been identified and is available. Other new software installations over the next 15 months will be restricted to assure that we can complete our Year 2000 plan.

Since mission critical systems are Year 2000 compliant, system failure that would require a new provider and a conversion to a new system is not expected. During the second quarter of 1999, business resumption plans will be developed as testing is completed. The detail and depth of those plans will depend on results of the final tests and our resulting risk assessment.

Major loan and deposit customers have been surveyed to evaluate the level of Year 2000 planning and readiness and to assess any potential risk.

The Board of Directors, executive management team and the Office of the Comptroller of the Currency are updated on a quarterly basis. We do not anticipate any material affect on our financial performance because of the systematic approach we have used to prepare Empire Banc Corporation for the Year 2000 date change.

Net Interest Income
                                             Quarter Ending     Nine Months
Ending
                                              September 30
September 30
                                            1998       1997        1998
1997
----------------------------------------------------------------------------
------
Interest income                           $9,330     $8,569     $26,878
$24,509
Taxable equivalent adjustment                 36         34         106
96
                                          ------     ------     -------    -
------
   Interest income (TE)                    9,366      8,603      26,984
24,605
 Interest expense                          4,244      3,862      12,233
11,155
                                          ------     ------     -------    -
------
   Net interest income (TE)               $5,122     $4,741     $14,751
$13,450
                                          ======     ======     =======
=======

Increase (decrease) due to change in:
    Volume                                $  459     $  481     $ 1,337    $
1,260
    Rate                                     (78)        22         (36)
(196)
                                          ------     ------     -------    -
------
    Total                                 $  381     $  503     $ 1,301    $
1,064
                                          ======     ======     =======
=======
----------------------------------------------------------------------------
------

Third quarter net interest income on a taxable equivalent ("TE") basis was $5.1 million, an 8% increase from the $4.7 million earned in the year ago quarter. Average earning assets increased 12% or $48 million while the net interest margin decreased from 4.77% to 4.60% in the quarter to quarter comparison. Incremental funding for the earning asset growth came mainly from the $30 million or 10% growth in interest bearing deposits. The average rate paid on interest bearing funds was 4.71%, 4 bp less than the third quarter of 1997. Non-interest bearing funds supporting earning assets increased 17% or $12 million compared to last year's third quarter.

Net interest income (FTE) has increased $1.3 million, or 10% to $14.8 million for the first nine months of 1998 as average earning assets increased $41 million from 1997. The year to date net interest margin is 4.67% for 1998, compared to the 4.72% recorded in the first nine months of 1997. The year to date average rate earned on assets at 8.54% is 9 bp less than last year and the average rate paid on interest-bearing funds of 4.72% is 1 bp less than the prior year.

Average outstanding loans have increased $21 million, securities $9 million and overnight funds sold $11 million from 1997. Total deposits have increased on average $36 million from 1997 and average $390 million for the first nine months of 1998. Average Money market deposits have grown by $16 million, consumer CDs $5 million and savings and interest-checking accounts by $7 million from 1997. Funding from Federal Home Loan Bank advances has increased on average $4 million.

Net Interest Income
Average Balances, Interest Income/Expense, Average Rates

Quarter Ending September 30,            1998
1997
----------------------------------------------------------------------------
--------------
                             Average                            Average
(Taxable equivalent,         Balance  Interest    Rate          Balance
Interest     Rate
in thousands)               ---------------------------      ---------------
--------------
Assets
Loans, including fees*,**   $309,889    $7,349    9.41%        $291,543
$6,956     9.47%
Securities
  Taxable                    104,548     1,615    6.18           90,238
1,453     6.44
  Tax-exempt*                  5,556        97    6.85            4,986
88     7.07
                            --------    ------                 --------    -
-----
  Total                      110,213     1,712    6.21           95,224
1,541     6.47

Federal funds sold            22,006       305    5.42            7,622
106     5.43
                            --------    ------                 --------    -
-----
  Total earning assets\
  interest income            442,108     9,366    8.41%         394,389
8,603     8.65%

Cash and due from banks       18,998                             16,038
Other assets                  12,492                             11,483
                            --------                           --------
  Total                     $473,598                           $421,910
                            ========                           ========
Liabilities and Equity
CDs over $100,000           $ 11,744       154    5.13%        $ 11,191
153     5.34%
Savings & interest checking   71,649       400    2.22           64,535
368     2.26
Money market deposits        118,061     1,333    4.48          100,774
1,128     4.44
Consumer CDs                 139,383     2,098    5.97          133,882
2,036     6.03
                            --------    ------                 --------    -
-----
  Total                      340,837     3,985    4.64          310,382
3,685     4.71
Federal funds purchased            9        --    5.75               70
1     5.87
FHLB advances                 17,000       259    6.04           12,000
176     5.83
                            --------    ------                 --------    -
-----
  Total interest-bearing
  funds/interest expense     357,846     4,244    4.71%         322,452
3,862     4.75%
                            --------    ------                 --------    -
-----
Demand deposits               70,020                             57,936
Other liabilities              7,088                              6,949
Shareholders' equity          38,644                             34,573
                            --------                           --------
  Total                     $473,598                           $421,910
                            ========                           ========
Net interest spread (TE)                          3.70%
3.90%
                                                  ====
====
Net interest income (TE)                $5,122
$4,741
                                        ======
======
Net interest margin (TE)                          4.60%
4.77%
                                                  ====
====
----------------------------------------------------------------------------
--------------
 * Interest income on tax-exempt securities and certain tax-exempt loans has been adjusted to a tax-equivalent basis.
** Non-accrual loans are excluded.

Net Interest Income
Average Balances, Interest Income/Expense, Average Rates

Year to date September 30,              1998
1997
----------------------------------------------------------------------------
--------------
                             Average                            Average
(Taxable equivalent,         Balance  Interest    Rate          Balance
Interest     Rate
in thousands)               ---------------------------      ---------------
--------------
Assets
Loans, including fees*,**   $304,509   $21,528    9.45%        $283,283
$19,902     9.39%
Securities
  Taxable                     97,502     4,558    6.23           88,672
4,266     6.41
  Tax-exempt*                  5,227       274    6.99            4,928
263     7.13
                            --------   -------                 --------   --
-----
  Total                      102,729     4,832    6.27           93,600
4,529     6.45

Federal funds sold            15,194       624    5.42            4,276
174     5.37
                            --------   -------                 --------   --
-----
  Total earning assets\
  interest income            422,432    26,984    8.54%         381,159
24,605     8.63%

Cash and due from banks       17,831                             14,537
Other assets                  12,171                             11,219
                            --------                           --------
  Total                     $452,434                           $406,915
                            ========                           ========
Liabilities and Equity
CDs over $100,000           $ 10,689       417    5.15%        $ 10,810
428     5.22%
Savings & interest checking   70,966     1,186    2.23           63,745
1,053     2.21
Money market deposits        109,290     3,647    4.46           93,438
3,037     4.35
Consumer CDs                 138,897     6,238    6.01          134,279
6,057     6.03
                            --------   -------                 --------   --
-----
  Total                      329,842    11,488    4.66          302,272
10,575     4.67
Federal funds purchased          179         8    5.85              870
37     5.65
FHLB advances                 16,341       737    6.03           12,293
543     5.91
                            --------   -------                 --------   --
-----
  Total interest-bearing
  funds/interest expense     346,362    12,233    4.72%         315,435
11,155     4.73%
                            --------   -------                 --------   --
-----
Demand deposits               59,788                             51,203
Other liabilities              8,498                              6,525
Shareholders' equity          37,786                             33,652
                            --------                           --------
  Total                     $452,434                           $406,915
                            ========                           ========
Net interest spread (TE)                          3.82%
3.90%
                                                  ====
====
Net interest income (TE)               $14,751
$13,450
                                       =======
=======
Net interest margin (TE)                          4.67%
4.72%
                                                  ====
====
----------------------------------------------------------------------------
--------------
 * Interest income on tax-exempt securities and certain tax-exempt loans has been adjusted to a tax-equivalent basis.
** Non-accrual loans are excluded.


Non-Interest Income
                                       Quarter Ending     Nine Months Ending
                                        September 30         September 30
                                     Increase (decrease)  Increase
(decrease)
                                       Amount        %       Amount
%
----------------------------------------------------------------------------
-
(In thousands)
Mortgage sales and servicing           $ 194       43%        $ 963
82%
Service charges on deposit accounts      (12)      (3)           38        4
Trust income                              12        2           217       11
Other service charges and fees            (3)      (1)           77       15
Other income                              (2)      (2)           53       20
Securities (losses) gains                138       --           144       --
                                       -----      ---        ------      ---
                                       $ 327       18%       $1,492
30%
                                       =====      ===        ======      ===
----------------------------------------------------------------------------
-

Non-interest income for the third quarter totaled $2.2 million, a $327,000 or 18% increase from the third quarter of 1997. The recent rate environment has led to record mortgage loan activity in 1998, resulting in a 43% increase in mortgage related fee income for the quarter. A security gain of $138,000 was recorded for the quarter.

Non-interest income has grown $1.5 million, or 30%, for the first nine months of 1998 over last year. This growth was due mainly to the $963,000, or 82% increase in mortgage related fee income. In addition trust income has grown $217,000, or 11% from the prior year. Consumer credit insurance, automated teller machine fees and revenue from non deposit investment products also showed favorable increases from the prior year.

Non-Interest Expense
                                       Quarter Ending     Nine Months Ending
                                         September 30         September 30
                                     Increase (decrease)  Increase
(decrease)
                                       Amount      %        Amount       %
----------------------------------------------------------------------------
-
(In thousands)
Salaries and employee benefits        $ (212)      (8)%      $1,655
23%
Premises & equipment                      77       15           216       15
Other                                    134       13           154        5
                                      ------     ----        ------     ----
                                      $   (1)      --%       $2,025
17%
                                      ======     ====        ======     ====
----------------------------------------------------------------------------
-

Non-interest expenses for the third quarter totaled $4.3 million, unchanged from the third quarter of 1997. A reduction in expense of $212,000 in personnel expense was attributable to benefit costs related to the decrease in the Corporation's stock price, offset by increased other personnel related expense influenced by merit increases and activity based commissions. Increased premises and equipment expense for the quarter was related to costs associated with technology improvements. Other expense increases for the quarter were driven by activity based expenses.

Non-interest expense increased $2 million or 17% from the comparable prior period, essentially due to higher costs associated with personnel related commission expense, activity based expenses and benefit costs related to the increase in the Corporation's stock price.

Asset Quality

Non-Performing Assets
                                             9/30/98    12/31/97    9/30/97
---------------------------------------------------------------------------
(In thousands)
Non-accrual loans                             $1,055      $  893     $1,136
Renegotiated loans                               369         210        112
                                              ------      ------     ------
  Total non-performing loans                   1,424       1,103      1,248
Other real estate                                187         177         --
                                              ------      ------     ------
                                              $1,611      $1,280     $1,248
                                              ======      ======     ======
Non-performing assets
  as a percent of total loans                    .51%        .42%       .42%
Accruing loans 90 days or more past due       $  167      $  367     $  478
---------------------------------------------------------------------------

Total non-performing assets at September 30, 1998 increased $363,000 or 29% from September of 1997. Loans identified as potential problem loans totaled $2.6 million at September 30, 1998, $1.5 million at December 31, 1997 and $2.4 million at September 30, 1997.


Allowance for Loan Losses
                                        Quarter Ending    Nine Months Ending
                                         September 30         September 30
                                         1998     1997        1998     1997
---------------------------------------------------------------------------
(In thousands)
Balance beginning of period           $ 4,350  $ 4,075     $ 4,125  $ 3,525

Charge-offs                               314      542         563      888
Recoveries                                 62       79         171      182
                                      -------  -------     -------  -------
Net charge-offs                           252      463         392      706
Provision charged to operations           552      188         917      981
                                      -------  -------     -------  -------
Balance September 30                  $ 4,650  $ 3,800     $ 4,650  $ 3,800
                                      =======  =======     =======  =======
---------------------------------------------------------------------------

                                         9/30/98      12/31/97      9/30/97
                                         -------      --------      -------
Net loan losses
  as a percent of average loans              .17%          .30%         .33%

Allowance for loan losses as a
 percent of end of period loans             1.48%         1.36%        1.28%
---------------------------------------------------------------------------

For the current quarter, net charge-offs decreased $211,000 from the same period in 1997. The allowance for loan losses has increased $850,000 over the last twelve months and was 1.48% of total loans and 288% of non-performing assets as of September 30, 1998. The increase in the allowance for loan losses is due to the growth in consumer and commercial loans.

The provision for loan losses was $917,000 and net loan charge-offs were $392,000 for the first nine months of 1998 compared to a provision of $981,000 and net charge-offs of $706,000 in 1997. Net loan losses were
 .17% of average loans for 1998 versus .33% for the first nine months of 1997.

Under accounting guidance regarding impaired loans, at September 30, 1998 there were $1.2 million in impaired loans with $350,000 for which an allowance for credit losses is allocated. Impaired loans totaled $874,000 and $1.0 million at December 31, 1997 and September 30, 1997.

Investment Securities

Held-to-maturity
                                                  Unrealized
                                      Cost      Gain      Loss   Fair Value
---------------------------------------------------------------------------
U.S. government and agency         $ 5,529    $  104     $  --      $ 5,633
Commercial paper                     4,934        --        --        4,934
State and municipal                 11,070       296        --       11,366
Corporate notes                     18,057       231        --       18,288
                                   -------    ------     -----      -------
  Total                            $39,590    $  631     $  --      $40,221
                                   =======    ======     =====      =======
---------------------------------------------------------------------------

Available-for-sale
                                                  Unrealized
                                      Cost      Gain      Loss   Fair Value
---------------------------------------------------------------------------
U.S. government and agency         $50,392    $  944     $  --      $51,336
Commercial paper                     1,980        --        --        1,980
State and municipal                  1,042        39        --        1,081
Equity                               2,324       200        --        2,524
                                   -------     -----     -----      -------
  Total                            $45,738    $1,183     $  --      $56,921
                                   =======    ======     =====      =======

Mortgage-backed                    $21,674    $  327     $   3      $21,998
                                   =======     =====     =====      =======
---------------------------------------------------------------------------

Security Sales
                                          Nine Months Ended
                                      9/30/98            9/30/97
----------------------------------------------------------------
Available for Sale
Proceeds                           $  144,000         $  992,000
Gains                                 138,000                 --
Losses                                     --              7,000

Held to Maturity
Proceeds                               --          1,986,000
Gains                                      --              1,000
Losses                                     --                 --
----------------------------------------------------------------

Shareholders' Equity and Capital Resources

Total equity at September 30, 1998 was $39.7 million, compared to $36.2 million and $35.1 million at December 31, 1997 and September 30, 1997. The Corporation declared $739,000, or $.25 per share, in dividends for the third quarter of 1998 as compared to $615,000, or $.21 per share in the third quarter of 1997. All per share amounts reflect the three for two stock split declared in the second quarter of 1998. Cash dividends for the first nine months of 1998 were $.73 per share, a 14 percent increase over the first three quarters of 1997.

Recorded in stockholders' equity were unrealized gains of $642,000 during 1998 and unrealized losses of $150,000 in 1997. The unrealized gains and losses of the investment portfolio are not expected to cause a material change in future income or investment yields.


The following is a summary of risk-based capital amounts and ratios:

Risk-based capital amounts
(In thousands)
                           Regulatory
                        Capital Standards
                         Well Capitalized                   Actual
                        -----------------      -----------------------------
---
                                  9/30/98       9/30/98    12/31/97
9/30/97
                                 --------      --------    --------    -----
---
Tier 1 leverage                  $ 23,645      $ 38,420    $ 35,489    $
34,400
Tier 1 risk-based                  20,776        38,420      35,489
34,400
Total risk-based                   34,626        42,752      39,460
38,175

Risk-based calculated assets
Risk-weighted assets                            346,260     317,559
302,011
Quarterly average assets                        472,903     437,768
421,408

Risk-based ratios
Tier 1 leverage                         5%         8.12%       8.11%
8.16%
Tier 1 risk-based                       6%        11.10%      11.18%
11.39%
Total risk-based                       10%        12.35%      12.43%
12.64%

----------------------------------------------------------------------------
---

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



                                   Empire Banc Corporation
                                   -----------------------
                                        (Registrant)

Date:  November 13, 1998
                                    /s/ James E. Dutmers, Jr.
                                  ---------------------------------------
                                   James E. Dutmers, Jr.
                                   Chairman and Chief Executive Officer

Date:  November 13, 1998
                                    /s/ William T. Fitzgerald, Jr.
                                  ---------------------------------------
                                   William T. Fitzgerald, Jr.
                                   Secretary, Treasurer & Chief Financial
                                   Officer
