Form 10-K405
period 1998-12-31
EMPIRE BANC CORP
filed 1999-03-26
CIK 810830

                                     UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549
                           ----------------------------------
                                        FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998. Commission file Number 0-15839

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

Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act:
 Common stock, no par value
 (title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.    [ X ]  Yes        [  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 18, 1999, computed by reference to the average of the closing bid and asked price for such stock on that date was $77,644,000. For this purpose only, the affiliates of the registrant have been assumed to be the executive officers, directors and 10% or more shareholders.

As of February 18, 1999, there were outstanding 3,011,790 shares of the registrants' no par common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual shareholders meeting to be held May 13, 1999 are incorporated by reference into Part III.

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

                              1998       1997      1996
----------------------------------------------------------
Interest and fees on loans     65%        67%        67%
Other interest income          16%        16%        17%
Non-interest income            19%        17%        16%
                              ----       ----       ----
                              100%       100%       100%
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

As of December 31, 1998, the Bank employed 210 full-time and 28 part-time employees.

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

Historically, the Bank has predominantly sold its secondary-market-conforming residential mortgage loans. The mortgage loan portfolio serviced by the Bank for others, primarily the Federal Home Loan Mortgage Corporation, at December 31, 1998 totaled over $293 million. Mortgage banking activity is detailed in the Notes to Consolidated Financial Statements.

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

The economy of the market areas of the Bank is affected by summer and winter tourism activities and, accordingly, the Bank experiences seasonal consumer and commercial deposit growth, with substantial growth increases from May to September. The Bank regularly assesses its ability to raise funds through the issuance of certificates of deposit in denominations of $100,000 or more in the local and regional market area and has established conservative guidelines for the total funding to be provided by these deposits. These deposits were less than three percent of total deposits at December 31, 1998 and 1997, respectively. The Bank also uses federal funds purchased from correspondent banks and the Federal Reserve Bank to respond to deposit fluctuations and temporary loan demands.

As of December 31, 1998, the Bank had no risks attendant to foreign sources. Compliance with federal, state and local statutes and/or ordinances relating to the protection of the environment is not expected to have material effect upon the Bank's capital expenditures, earnings or competitive position.


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

Under the Federal Deposit Insurance Corporation Improvement Act of 1991, "FDICIA", the FDIC has implemented risk based premiums for deposit insurance, the premiums paid by a depository institution are based on the probability that the applicable insurance fund will incur a loss in respect of such institution. The effective assessment rate ranged from 0 basis points for well-capitalized institutions displaying little risk, to 27 basis points for under capitalized institutions displaying high risk. Both BIF insured banks and SAIF insured thrifts are also required to pay interest on Financing Corporation (FICO) bonds issued in connection with the federal government's bail out of the thrift industry.

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

Information furnished in accordance with Exchange Act Guide 3: Statistical Disclosure by Bank Holding Companies is included in Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7, and Financial Statements and Supplementary Data, Item 8.

Information about the executive officers of the Corporation is set forth below.

Name and Age                   Position
---------------------------    -------------------------------------
James E. Dutmers, Jr.          Chairman and Chief Executive Officer of the
(55)                            Corporation and Empire National Bank

Robert L. Israel               President and Chief Operating Officer of the
(55)                           Corporation and Empire National Bank

William T. Fitzgerald, Jr.     Vice President, Secretary/Treasurer of the
(53)                           Corporation; Division Vice President and
                               Chief Financial Officer of Empire National Bank

Marilyn J. McCool              Vice President of the Corporation;
(52) Division Vice President and Director of
Personnel of Empire National Bank

James M. Merenda               Vice President of the Corporation;
(54)                           Division Vice President and Senior
                               Trust Officer of Empire National Bank

Bruce W. Reavely               Vice President of the Corporation;
(50) Division Vice President and Senior Operations
                               Officer of Empire National Bank

Daniel G. Stoudt               Vice President of the Corporation;
(52)                           Division Vice President and Senior
                               Loan Officer of Empire National Bank

Item 2 - Properties.
The executive offices of the Corporation and the Bank are maintained at the main office of the Bank, 1227 East Front St., Traverse City, Michigan. The Bank leases its main office and seven additional branch and automated teller machine locations. The leases expire at various times through the year 2011 and all include renewal periods. Net aggregate annual rentals for banking facilities in 1998 were $460,000.

In addition, the Bank owns and operates six additional branch facilities, none of which are encumbered. The Bank operates drive-thru facilities at most of its office locations and has on location remote automated teller machines for customer use in its market area.

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

Item 4 - Submission of Matters to a Vote of Security Holders.
No matters were submitted during the fourth quarter of fiscal 1998 to a vote of the Corporation's security holders.

PART II
Item 5 - Market for Corporation's Common Equity and Related Stockholder
         Matters.
The common stock of Empire Banc Corporation is traded on the OTC Bulletin Board, symbol EMBM. The primary market is the state of Michigan. Principal market makers of common stock transactions are F.J. Morrisey & Co., First of Michigan Corp., Howe Barnes & Co., McDonald & Co., Robert W. Baird & Co., Roney & Co. and Stifel Nicolaus & Co. There were 531 holders of the Corporation's common stock as of December 31, 1998.

Quarterly cash dividends were declared during 1998 and 1997 totaling $0.98 and $0.87 per common share per year. Note 19 of the Consolidated Financial Statements details regulatory guidelines regarding payment of dividends. The following table sets forth, for the periods indicated, the high and low sale prices per share of the Corporation's common stock. All of the prices are adjusted for a three for two stock split declared in the second quarter of 1998.

                                 Price Range
Quarter                       High         Low       Dividends
----------------------------------------------------------------
1998
Fourth                       $39.50       $39.13        $.250
Third                         45.00        37.25         .250
Second                        45.00        35.50         .250
First                         35.50        30.67         .233

1997
Fourth                        30.67        27.27         .233
Third                         27.27        24.70         .212
Second                        24.70        23.64         .212
First                         23.64        22.43         .212

Amounts retroactively adjusted for stock splits and dividends.


Item 6 - Selected Financial Data - Empire Banc Corporation

(in thousands, except share data)

                                      1998      1997      1996      1995      1994
----------------------------------------------------------------------------------
Summary of Operations:
Interest income                   $ 36,559  $ 33,419  $ 30,599  $ 28,606  $ 23,628
Interest expense                    16,435    15,189    14,066    13,231     9,839
                                  --------  --------  --------  --------  --------
Net interest income                 20,124    18,230    16,533    15,375    13,789
Provision for loan losses            1,215     1,459     1,686       745       796
Non-interest income                  8,759     6,809     5,850     5,017     4,843
Non-interest expense                18,539    15,737    13,861    13,494    12,241
                                  --------  --------  --------  --------  --------
Income before taxes                  9,129     7,843     6,836     6,153     5,595
Federal income taxes                 3,032     2,598     2,259     2,007     1,841
                                  --------  --------  --------  --------  --------
Net income                        $  6,097  $  5,245  $  4,577  $  4,146  $  3,754
                                  ========  ========  ========  ========  ========
----------------------------------------------------------------------------------

Per Share:
Earnings                          $   2.06  $   1.81  $   1.60  $   1.46  $   1.33
Diluted earnings                      1.93      1.68      1.48      1.36      1.24
Dividends                             0.98      0.87      0.73      0.59       .53
Book value                           13.78     12.42     11.34     10.50      9.32

----------------------------------------------------------------------------------

Ratios Based on Net Income:
Return on average equity             15.85%    15.36%    14.72%    14.81%    14.72%
Return on average assets              1.33      1.26      1.20      1.18      1.17
Dividend payout ratio                47.71     48.08     45.90     40.30     39.93
Average shareholders' equity
  as a percent of average assets      8.37      8.23      8.14      7.96      7.92

----------------------------------------------------------------------------------

Balance Sheet:
Assets                            $477,964  $442,953  $400,819  $372,426  $336,951
Loans                              325,774   302,469   272,182   259,102   243,583
Securities                         120,399    98,754    98,578    84,312    64,231
Deposits                           410,139   386,670   344,354   319,540   297,989
Shareholders' equity                40,756    36,199    32,673    30,005    26,332

----------------------------------------------------------------------------------
Per share amounts have been adjusted for stock splits and dividends.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis is designed to provide readers with a comprehensive review of the results of operations and financial position. This discussion should be read in conjunction with the Consolidated Financial Statements and related footnotes.

Summary of Earnings
In 1998, the Corporation achieved record earnings of $6,097,000, an increase of $852,000, or 16.2 percent, over the $5,245,000 earned in 1997. In 1997, net income increased $668,000, or 14.6 percent.

Earnings Per Share
Earnings per share were $2.06 for 1998, compared to $1.81 in 1997 and $1.60 in 1996. Diluted earnings per share were $1.93, compared to $1.68 in 1997 and $1.48 in 1996.

Return on Average Shareholders' Equity
Return on average shareholders' equity measures how profitably the shareholders' invested capital is employed. Return on average equity was
15.8 percent for 1998, compared to 15.4 percent and 14.7 percent in 1997 and 1996.

Return on Average Assets
Return on average assets, a measure of profitability, was 1.33 percent in 1998, compared to 1.26 percent and 1.20 percent in 1997 and 1996.

Book Value Per Share
Book value per share of common stock increased 11 percent to $13.78 at December 31, 1998, compared to $12.42 and $11.34 at December 31, 1997 and 1996.

Summary of Operating Results
The following is a summary of the major components of the consolidated operating results:

(in thousands)                              1998       1997       1996
----------------------------------------------------------------------
Net interest income                      $20,124    $18,230    $16,533
Add: Taxable equivalent (TE) adjustment      144        135        127
                                         -------    -------    -------
Net interest income - (TE)                20,268     18,365     16,660
Provision for loan losses                  1,215      1,459      1,686
Non-interest income                        8,759      6,809      5,850
Non-interest expense                      18,539     15,737     13,861
                                         -------    -------    -------
Income before tax - (TE)                   9,273      7,978      6,963
Income taxes,
  including TE adjustment                  3,176      2,733      2,386
                                         -------    -------    -------
Net income                               $ 6,097    $ 5,245    $ 4,577
                                         =======    =======    =======
----------------------------------------------------------------------


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

The table on the following page details the key determinants of net interest income: the average daily balance sheet for each year
(including the components of earning assets and supporting liabilities) the related interest income on a TE basis and interest expense, as well as the average rates earned and paid.

Net Interest Income
Average Balance Sheet, Interest Income/Expense, Average Rates


(in thousands,
  taxable equivalent)              1998                    1997                        1996
--------------------------------------------------------------------------------------------------------
                          Average         Average    Average         Average    Average         Average
                          Balance Interest   Rate    Balance Interest   Rate    Balance Interest   Rate
Assets
Loans, including fees*   $309,664  $29,269   9.45%  $289,828  $27,081   9.34%  $261,251  $24,552   9.40%
Taxable securities        100,571    6,227   6.19%    89,331    5,728   6.41%    86,783    5,397   6.22%
Tax-exempt securities*      5,507      379   6.89%     5,213      369   7.08%     4,989      361   7.24%
                         --------  -------          --------  -------          --------  -------
  Securities              106,078    6,606   6.23%    94,544    6,097   6.45%    91,772    5,758   6.27%
Federal funds sold         15,483      828   5.27%     6,882      376   5.46%     7,882      416   5.28%
                          -------  -------          --------  -------          --------  -------
  Earning assets          431,225   36,703   8.51%   391,254   33,554   8.58%   360,905   30,726   8.51%

Cash and due from banks    17,465                     14,950                     13,318
Other assets               10,937                      8,578                      7,733
                         --------                   --------                   --------
  Total assets           $459,627                   $414,782                   $381,956
                         ========                   ========                   ========
Liabilities and Equity
CDs over $100,000        $ 10,603      547   5.09%  $ 10,690      566   5.29%  $ 11,204      595   5.31%
Savings and
  interest checking        71,155    1,564   2.17%    64,526    1,427   2.21%    61,987    1,351   2.18%
Money market deposits     113,435    4,953   4.37%    98,357    4,321   4.39%    77,578    3,214   4.14%
Time deposits             139,969    8,362   5.97%   134,480    8,119   6.04%   130,359    7,908   6.07%
                         --------  -------          --------  -------          --------  -------
  Interest-bearing
    Deposits              335,162   15,426   4.60%   308,053   14,433   4.69%   281,128   13,068   4.65%
Federal funds purchased       233       13   5.54%       651       37   5.68%       461       27   5.86%
FHLB advances              16,507      996   6.03%    12,219      719   5.88%    16,262      971   5.97%
                         --------  -------          --------  -------          --------  -------
  Interest-bearing
    Liabilities           351,902   16,435   4.67%   320,923   15,189   4.73%   297,851   14,066   4.72%
Demand deposits            60,589                     52,794                     46,844
Other liabilities           8,677                      6,918                      6,172
Shareholders' equity       38,459                     34,147                     31,089
                         --------  -------          --------  -------          --------  -------
  Total liabilities
    and equity           $459,627                   $414,782                   $381,956
                         ========                   ========                   ========
Net interest income (TE)           $20,268                    $18,365                     $16,660
                                   =======                    =======                     =======
Net interest spread (TE)                     3.84%                      3.85%                      3.79%
                                             ====                       ====                       ====
Net interest margin (TE)                     4.70%                      4.69%                      4.62%
                                             ====                       ====                       ====
--------------------------------------------------------------------------------------------------------
*Interest income on tax-exempt securities and certain tax-exempt loans have been adjusted to a tax equivalent basis.

An analysis of the changes in net interest income is presented in the following table. This analysis highlights the relative effect of changes in the average balances and interest rates.

Analysis of Changes in Net Interest Income


(in thousands,
  taxable equivalent)                1998 vs. 1997              1997 vs. 1996
-------------------------------------------------------------------------------------
                                     Average                    Average
                                 --------------             ---------------
                                Balance    Rate      Net    Balance    Rate       Net
                                -----------------------     -------------------------
Interest income
Loans, including fees            $1,820  $  368   $2,188     $2,561  $  (32)   $2,529
Taxable securities                  701    (202)     499        157     174       331
Tax-exempt securities                20     (10)      10         16      (8)        8
                                 ------  ------   ------     ------  ------    ------
  Securities                        721    (212)     509        173     166       339
Federal funds sold                  460      (8)     452        (56)     16       (40)
                                 ------  ------   ------     ------  ------    ------
Changes in interest income        3,001     148    3,149      2,678     150     2,828
Interest expense
CDs over $100,000                    (5)    (14)     (19)       (29)     --       (29)
Savings and interest checking       143      (6)     137         53      23        76
Money market deposits               658     (26)     632        904     203     1,107
Consumer CDs                        329     (86)     243        249     (38)      211
                                 ------  ------   ------     ------  ------    ------
  Interest-bearing deposits       1,125    (132)     993      1,177     188     1,365
FHLB advances and other             236      17      253       (227)    (15)     (242)
                                 ------  ------   ------     ------  ------    ------
  Changes in interest expense     1,361    (115)   1,246        950     173     1,123
                                 ------  ------   ------     ------  ------    ------
  Changes in net interest income $1,640  $  263   $1,903     $1,728  $  (23)   $1,705
                                 ======  ======   ======     ======  ======    ======
--------------------------------------------------------------------------------------
Any variance attributable jointly to volume and rate changes is allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the changes in volume and rate.



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



(in thousands,
  taxable equivalent)                 1998                        1997                        1996
------------------------------------------------------------------------------------------------------------
                           Average               Net   Average               Net   Average               Net
                           Earning Interest Interest   Earning Interest Interest   Earning Interest Interest
                            Assets   Spread   Income   Balance   Spread   Income    Assets   Spread   Income
                           -------------------------   -------------------------   -------------------------
Source of funding
Interest-bearing
  liabilities             $351,902    3.84%  $13,518  $320,923    3.85%  $12,331  $297,851    3.79%  $11,288

Non-interest-bearing
  liabilities and
  equity capital            79,323    8.51%    6,750    70,331    8.58%    6,034    63,054    8.51%    5,372
                          --------           -------  --------           -------  --------           -------
                          $431,225           $20,268  $391,254           $18,365  $360,905           $16,660
                          ========           =======  ========           =======  ========           =======
------------------------------------------------------------------------------------------------------------


Net interest income (TE) increased $1.9 million, or 10 percent, in 1998 as average earning assets increased $40 million, or 10 percent, and the net interest margin (net interest income as a percentage of average earning assets) remained stable at 4.70 percent. Earning assets funded with interest-bearing liabilities increased $31 million, or 10 percent, adding $1.2 million in net interest income. Earning assets funded with non-interest-bearing liabilities and equity capital increased $9 million, or 13 percent, and the earning asset rate decreased 7 basis points, contributing an additional $716,000 to the increase in net interest income.

The increase in average earning assets was principally due to growth in the loan portfolio, which increased $20 million, or 7 percent, and the average rate increased 11 basis points. Mortgage loans increased $2 million, or 2 percent, and commercial loans increased $10 million, or 7 percent and average consumer loans increased $8 million, or 10 percent, in 1998. Investment securities increased $12 million, or 12 percent, and the average rate earned on the security portfolio decreased 22 basis points. Overnight federal funds sold increased on average $9 million and the rate earned on these funds decreased 19 basis points from 1997 following a trend of declining rates in the overall economy.

The primary funding source is interest-bearing deposits. Interest-bearing deposits increased $27 million, or 9 percent, and the average rate decreased
9 basis points from 1997. The increase in average interest-bearing deposits was primarily in money market investment accounts, which increased $15 million, or 15 percent. Average short-term time certificates in denominations of $100,000 or more approximated 3 percent of average total deposits in 1998, 1997 and 1996, significantly below the levels of banks of comparable size. Federal Home Loan Bank advances on average increased $4 million during 1998.

In 1997, net interest income increased $1.7 million, or 10 percent, as average earning assets increased $29 million, or 8 percent, and the net interest margin increased 7 basis points. The increase in earning assets funded with interest-bearing liabilities, at a increased interest spread, accounted for $1.1 million of the increase in net interest income. The increase in earning assets funded with non-interest-bearing liabilities, at an increased rate, added $662,000 in net interest income.


Loan Portfolio Management and Non-Performing Assets

Portfolio Quality

Loan portfolio quality, diversification of the portfolio and the monitoring of potential problem loans are the primary functions of loan portfolio management. The Bank has established written loan policies and procedures. Management has established a loan review process which provides for frequent review of the loan portfolio in order to monitor loan portfolio quality and performance. In addition, management conducts a review of loan concentrations which could have an impact on the financial condition of the Bank. As of December 31, 1998, loans to borrowers in the industries of "Offices of Physicians" (13.7%) and "Lessors of Non-Residential Buildings" (10.3%) comprised more than ten (10) percent of total loans. The medical community in the Corporation's service area is led by a highly rated regional provider of health services. The growth potential of the medical community and the strong personal earnings and financial strength of medical professionals is a source of future loan, deposit and trust asset management growth for the Corporation.

Loans outstanding at year-end for the five years ended December 31, are shown in the following table according to the type of loan:


(in thousands)             1998       1997       1996       1995       1994
---------------------------------------------------------------------------
Commercial             $153,115   $132,310   $122,322   $120,369   $106,447
Mortgage                 77,432     80,641     71,346     63,809     56,009
Consumer                 64,069     61,850     59,031     63,328     71,023
Revolving Credit         31,158     27,668     19,483     11,596     10,104
                      ---------  ---------  ---------  ---------  ---------
                       $325,774   $302,469   $272,182   $259,102   $243,583
                      =========  =========  =========  =========  =========
---------------------------------------------------------------------------

Maturity and Rate Sensitivity of Selected Loans

The following table presents the remaining maturity of total loans outstanding (excluding residential real estate mortgage and consumer loans) at December 31, 1998, according to scheduled repayments of principal.

                                        After One
                             Within    But Within        After
(in thousands)             One Year    Five Years   Five Years         Total
----------------------------------------------------------------------------
Total loans                 $40,954      $196,865      $87,955      $325,774
Less:
 Residential mortgage
  and consumer loans         13,567        98,494       60,598       172,659
                            -------      --------      -------      --------
                            $27,387      $ 98,371      $27,357      $153,115
                            =======      ========      =======      ========

Loans maturing with:
  Fixed interest rates      $15,622      $ 90,165      $12,317      $118,104
  Variable interest rates    11,765         8,206       15,040        35,011
                            -------      --------      -------      --------
                            $27,387      $ 98,371      $27,357      $153,115
                            =======      ========      =======      ========
----------------------------------------------------------------------------


Non-Performing Assets and Problem Loans

The following table is a summary of non-performing assets as of December 31:


(in thousands)                   1998     1997     1996     1995     1994
-------------------------------------------------------------------------
Non-accrual loans              $1,283   $  893   $2,131   $  867   $1,228
Renegotiated loans                408      210      408      606      644
                               ------   ------   ------   ------   ------
 Total non-performing loans     1,691    1,103    2,539    1,473    1,872
Other real estate                 221      177       --      280       53
                               ------   ------   ------   ------   ------
 Total non-performing assets   $1,912   $1,280   $2,539   $1,753   $1,925
                               ======   ======   ======   ======   ======
Non-performing assets as
  a percent of total loans        .59%     .42%     .93%     .68%     .79%

Accruing loans 90 days or
  more past due                $  189   $  367   $  172   $   72   $  128
--------------------------------------------------------------------------

In 1998, total non-performing assets increased $632,000, or 49 percent. Non-accrual loans increased $390,000, renegotiated loans $198,000 and other real estate increased $44,000 from year-end 1997. The ratio of non-performing assets as a percent of total loans was 0.59 percent of total loans at December 31, 1998. In addition to loans classified as non-performing, or 90 days past due, there are other loans totaling $2.4 million at December 31, 1998, on which management closely monitors the borrowers' ability to comply with payment terms.

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

Interest accrual is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that collection of interest is doubtful. The gross interest income that would have been recorded in 1998 on the $1,283,000 of non-accrual loans amounted to $113,000 if the loans would have been current in accordance with their original terms. The amount of interest income included in net income on these loans amounted to $16,000.

All loans classified for regulatory purposes as loss, doubtful, or substandard have been included in the above disclosures. There were no other interest bearing assets at December 31, 1998 that would be required to be disclosed as non-performing or potential problem loans.

There were no foreign loans outstanding at December 31, 1998.

Provision for Loan Losses

The following table summarizes the provision for loan losses, net loan losses and the allowance for loan losses over the last three years:


(in thousands)                         1998     1997     1996     1995     1994
-------------------------------------------------------------------------------
Provision for loan losses            $1,215   $1,459   $1,686   $  745   $  796
Net loan losses                         515      859    1,361      445      526
Year-end allowance for loan losses    4,825    4,125    3,525    3,200    2,900

Allowance as a percent of
  year-end loans                       1.48%    1.36%    1.30%    1.24%    1.19%

Net loan losses to average loans
  outstanding                           .17%     .30%     .52%     .18%     .23%
-------------------------------------------------------------------------------

In 1998, the allowance for loan losses increased $700,000 to 1.48 percent of loans. Management believes this increase in the allowance for loan losses is prudent with the continued growth in the loan portfolio - $23 million in 1998 - coupled with the sustained period of national and local economic growth. The allowance was 252 percent of non-performing assets at year-end, compared to 322 percent and 139 percent at December 31, 1997 and 1996. Net loan losses in 1998 declined to 0.17 percent of average loans outstanding.

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


(in thousands)                    1998     1997     1996     1995     1994
--------------------------------------------------------------------------
Allowance for possible loan
  losses, beginning of period $  4,125 $  3,525 $  3,200 $  2,900 $  2,630
                              -------- -------- -------- -------- --------
Loans charged off:
Commercial                         284      556    1,005       17      112
Real estate mortgages                4       49                 7
Consumer                           386      408      514      575      539
Revolving credit                    67       98       49       51       67
--------------------------------------------------------------------------
  Total charge-offs                741    1,111    1,568      650      718
--------------------------------------------------------------------------
Recoveries:
Commercial                          18       73       11       55       85
Real estate mortgages                2                          2
Consumer                           188      161      182      135       89
Revolving credit                    18       18       14       13       18
--------------------------------------------------------------------------
  Total recoveries                 226      252      207      205      192
--------------------------------------------------------------------------
Net charge-offs                    515      859    1,361      445      526
--------------------------------------------------------------------------
Provision charged to expense     1,215    1,459    1,686      745      796
--------------------------------------------------------------------------
Allowance for possible loan
  losses, end of period       $  4,825 $  4,125 $  3,525 $  3,200 $  2,900
==========================================================================

Total loans outstanding at
  end of period               $325,774 $302,469 $272,182 $259,102 $243,583
                              ======== ======== ======== ======== ========
Average total loans
  outstanding for the year    $309,664 $289,828 $261,251 $249,769 $230,251
                              ======== ======== ======== ======== ========
Ratio of net charge offs
  to daily average loans
  outstanding                     .17%     .30%     .52%     .18%     .23%
                                  ====     ====     ====     ====     ====
--------------------------------------------------------------------------

Allocation of the Allowance for Loan Losses

The allocation of the allowance for possible loan losses for the years ended December 31 is:

                                          Real estate
                                Consumer    mortgage/
(In thousands)     Commercial  and other  construction  Unallocated  Total
--------------------------------------------------------------------------
1998 Allowance amount  $1,947    $  538       $  224     $2,116    $4,825
  % loans/total loans    47.0%     29.2%        23.8%        --       100%

1997 Allowance amount  $1,892    $  571       $  128     $1,534    $4,125
  % loans/total loans    43.7%     29.6%        26.7%        --       100%

1996 Allowance amount  $1,826    $  538       $   75     $1,086    $3,525
  % loans/total loans    45.0%     28.8%        26.2%        --       100%

1995 Allowance amount  $1,378    $  602       $   75     $1,145    $3,200
  % loans/total loans    46.5%     28.9%        24.6%        --       100%

1994 Allowance amount  $1,055    $  574       $   60     $1,211    $2,900
  % loans/total loans    43.7%     33.3%        23.0%        --       100%

-------------------------------------------------------------------------

Non-Interest Income
Total non-interest income increased $1,950,000, or 29 percent, from 1997. Income from the origination, sales and servicing of mortgage loans increased $1.4 million or 80 percent, as mortgage loan activity, origination and sales increased 86 percent. Trust income increased $249,000, or 9 percent, in 1998 as funds under management increased $44 million, or 10 percent. Deposit fees increased $48,000, or 3 percent, and other service charges and fees, fueled by increased consumer credit insurance and automated teller machine fees, increased $78,000, or 11 percent during the year. Other income increased $69,000, or 19 percent, primarily due to revenue from the sale of non-deposit investment products. Security gains of $143,000 were recorded in 1998.

In 1997, total non-interest income increased $959,000, or 16 percent from 1996. Trust fees increased $549,000, or 26 percent, due to a 23 percent increase in assets under management. Income from the origination, sales and servicing of mortgage loans increased $185,000, or 12 percent. Deposit fees increased $152,000, or 12 percent, and other service charges and fees increased $130,000, or 23 percent.

Non-Interest Expense

In 1998, total non-interest expense increased $2.8 million, or 18 percent. Total personnel expense increased $1.6 million, or 16 percent. Salaries and wages increased $979,000, or 16 percent, fueled by commission expense related to the 86 percent increase in mortgage lending activity.Other personnel costs increased $650,000 from 1997, including a $144,000, or 16 percent, increase in the profit sharing incentive award.

Occupancy costs remained relatively stable in 1998, increasing $38,000, or 4 percent, during the year. Equipment expense for 1998 increased $284,000, or 32 percent, due primarily to costs associated with technology enhancements which increased $270,000, or 46 percent.

Other operating expense increased $851,000, or 22 percent, in 1998.
Increasing loan and deposit relationships fueled increased activity-based expense by $289,000, or 22 percent. Marketing expense increased $201,000, or 99 percent due to the development of a new image campaign. Business taxes increased $314,000, or 88 percent, due to increased operating income and a liability for compensation expense related to the Corporation's stock price. Other areas of expense increased due to the general growth of the Corporation.

In 1997, total non-interest expense increased $1.9 million, or 14 percent. Personnel expense increased $1.5 million, or 18 percent, as salaries and wages increased $567,000, or 10 percent, due to increased staffing and normal salary increases. Total benefit costs increased $964,000, or 37 percent, from 1996, with costs based upon the Corporation's stock price increasing $457,000, or 68 percent, during the year and the profit sharing incentive award increasing $284,000 or 47 percent. Occupancy expense remained stable in 1997 and equipment expense increased $78,000, or 10 percent, due to increased technology costs. Other operating expense increased $240,000, or 7 percent, from 1996 due primarily to increased legal and professional fees attributable to non-earning loans.

Federal Income Taxes
Federal income tax expense for 1998 was $3,032,000, compared to $2,598,000 in 1997 and $2,259,000 in 1996, due to the increased profitability of the Corporation. The Corporation's effective tax rate has been substantially unchanged from 1996 through 1998 due to the consistency of statutory tax rates and the relative percentage of tax-exempt income.


Capital Resources and Cash Dividends

The foundation of a strong financial institution is a strong capital base. In 1998, shareholders' equity increased $4.6 million, or 13 percent, to $40.8 million at year-end. During 1997, total shareholders' equity increased $3.5 million, or 11 percent, over 1996. Shareholders' equity was 8.5 percent of total assets at December 31, 1998, comparable to 1997.

The federal bank regulatory agencies have established capital standards for financial institutions. The Corporation's capital ratios are all significantly above the guidelines for well-capitalized institutions.
Note 17 to the Consolidated Financial Statements details the Corporation's regulatory capital and the capital standards.

Total cash dividends in 1998 were $2,909,000, or $.98 per share, compared to $2,522,000, or $.87 per share, in 1997, a 13 percent increase. The dividend payout ratio was 48 percent in 1998 and 1997, and 46 percent in 1996. A three-for-two stock split was declared in the second quarter of 1998. A 10 percent and a 5 percent stock dividend were paid in November of 1997 and 1996. Cash dividends per share have increased at an average annual rate of 18 percent since 1991. Future dividends, if any, are declared at the discretion of the board of directors and may be determined by the financial performance, future prospects and capital requirements of the Corporation.

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

While controlling interest rate risk is an important objective, accommodating customer maturity and repricing preferences is an equally important objective. It is the function of asset and liability management to develop strategies to reconcile these objectives. Management has developed definitive policies and procedures to mitigate interest rate risk. These include the sale of long-term residential mortgages in the secondary market, long-term commercial loans written with three- and five-year balloons and long-term fixed rate SBA guaranteed loans sold in the secondary market.

The Bank measures the impact of changes in interest rates on net interest income through a comprehensive analysis of the Bank's interest-rate-sensitive assets and liabilities. This analysis takes into consideration projected changes in market interest rates and alternative rate scenarios, changes in the rate of individual interest-rate-sensitive assets and liabilities and the effect of competition. Through this quarterly analysis, management estimates the projected effect on net interest income. During the annual planning process, net interest income is projected using alternative interest rate scenarios to determine the effect of changing interest rates on net interest income. The board of directors has established policy limits for the fluctuation of net interest income due to projected interest rate changes.

The years of 1994 through 1998 included periods of sustained interest rate decreases and increases as well as changes in the shape of the yield curve. A stable net interest margin and the steady increase in net interest income demonstrate the effectiveness of these risk management techniques.

                        1998     1997     1996     1995     1994
-----------------------------------------------------------------
Net interest margin     4.70%    4.69%    4.62%    4.66%    4.60%
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

The board of directors has established policies regarding the potential price fluctuation of the available for sale portfolio. This portfolio had net unrealized gains of $1,460,000 and $535,000 at December 31, 1998 and 1997. The price fluctuations experienced during 1998 and 1997 were primarily due to changes in market interest rates and were well within the policies established by the board of directors. Realization of any unrealized gain or loss will depend upon future portfolio management, interest rate risk management and liquidity needs of the Bank. The regulatory agencies do not include the net unrealized gain in the calculation of regulatory capital.

An analysis of securities for the five years ended December 31 were as follows:

Available for sale

(in thousands)            1998      1997      1996      1995       1994
------------------------------------------------------------------------
U.S. government
  and agency           $ 55,524   $37,302   $32,119   $27,154    $21,857
State and municipal      13,589        --        --        --         --
Mortgage-backed          24,366    23,592    27,202    18,250      7,980
Other                    24,367     2,373        --        --         --
Equity                    2,553     2,508     2,453     2,425      1,495
                       --------   -------   -------   -------    -------
  Total                $120,399   $65,775   $61,774   $47,829    $31,332
                       ========   =======   =======   =======    =======


Held to maturity

(in thousands)            1998      1997      1996      1995       1994
-----------------------------------------------------------------------

U.S. government
 and agency            $    --   $ 9,515   $17,489   $23,530    $24,320
State and municipal         --     8,581     7,872     5,171      3,354
Mortgage-backed             --        --        --        --        811
Other                       --    14,883    11,443     7,782      4,414
                       -------   -------   -------   -------    -------
  Total                $    --   $32,979   $36,804   $36,483    $32,899
                       =======   =======   =======   =======    =======
-----------------------------------------------------------------------

Other than securities guaranteed by the U.S. Government or its agencies, the Bank held no investment securities from any one issuer that exceeded ten percent of stockholders' equity at December 31, 1998

During 1998 the Bank implemented a regulatory approved program for reducing the amount of daily reserve balances required to be held with the Federal Reserve. Required reserve balances at December 31, 1998 were $617,000 versus the $6,695,000 required at December 31, 1997.

Deposit growth through core deposits provides the primary funding for increases in loans and investment securities. Core deposits include demand deposits, savings and money market accounts and certificates of deposit of consumer and corporate customers. For 1998 and 1997 core deposits have averaged over 97 percent of total deposits.

Management regularly assesses the ability of the Bank to raise funds through certificates of deposit in denominations of $100,000 or more in the local and regional market area and has established conservative guidelines for the total funding to be provided by these deposits.
These deposits have averaged less than 3 percent of total deposits for 1998 and 1997.

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

The Bank is a member of the Federal Home Loan Bank of Indianapolis, which provides an additional source of liquidity and long-term funds to meet the borrowing needs of customers. Advances from the Federal Home Loan Bank are secured through the pledge of investment securities or mortgage loans. Federal Home Loan Bank advances totaled $17 million at December 31, 1998 and 1997. Management believes that with the combination of federal funds lines, borrowings from the Federal Reserve Bank and the Federal Home Loan Bank, the Bank has more than adequate resources available to meet liquidity needs and to provide for growth.



Item 7A - Quantitative and Qualitative Disclosures about Market Risk

The Corporation's primary market risk exposure is interest rate risk and to a lesser extent liquidity risk. See Interest Rate Sensitivity and Liquidity, on page 21. Business is transacted in U.S. dollars with no foreign exchange rate risk or any exposure to changes in commodity prices. There have been no financial instruments obtained for trading purposes.

The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of December 31, 1998. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates, adjusting the instrument's contractual maturity date for expectations of payment streams. Similarly, expected maturity date values and related weighted-average interest rates for non-maturity core deposits were calculated based upon estimates of the period over which the deposits would be outstanding. The Corporation has no derivative financial instruments or trading portfolio at December 31, 1998.

             Expected Maturity Date - Year Ended December 31
                                                                       December
                                                                 1998            1997
                                                              -------------   -------------
                                                     There-            Fair            Fair
(in millions)       1999   2000   2001   2002   2003  after   Total   Value   Total   Value
-------------------------------------------------------------------------------------------
Assets

Fixed rate loans   $73.5  $50.8  $31.8  $30.3  $16.1  $  .5  $203.0  $206.5  $173.7  $177.2
 Avg interest rate   8.7%   8.8%   8.9%   9.0%   8.7%   8.2%    8.7%            8.9%

Variable rate loans$40.5  $36.1  $21.0  $10.2  $10.0  $ 5.0  $122.8  $123.3  $128.7  $129.0
 Avg interest rate   8.8%   8.5%   9.2%   8.6%   8.5%   8.3%    8.7%            9.3%

Fixed rate
 debt securities   $43.8  $27.7  $17.1  $12.6  $ 4.6  $ 9.2  $115.0  $115.0  $ 94.0  $ 94.6
  Avg interest rate  6.1%   6.1%   5.8%   5.7%   5.9%   5.1%    5.9%            6.2%

Variable rate
 debt securities   $  .7  $  .5  $  .4  $  .3  $  .2  $  .8  $  2.9  $  2.9  $  1.9  $  1.9
 Avg interest rate   6.1%   6.1%   6.1%   6.1%   6.2%   6.4%     6.2%           6.7%


Equity securities     --     --     --     --     --  $ 2.6  $  2.6  $  2.6  $  2.3  $  2.5


Liabilities

Non-interest-bearing
 checking          $28.0  $10.0  $10.0  $ 6.1  $ 6.1  $ 1.0  $ 61.2  $ 61.2  $ 62.5  $ 62.5
 Avg interest rate                                              0.0%            0.0%

Savings & interest-bearing
 checking          $58.4  $51.9  $51.9  $ 7.6  $ 7.6  $15.1  $192.5  $192.5  $177.0  $177.0
 Avg interest rate   3.2%   3.2%   3.2%   3.2%   3.2%   3.2%   3.2%             3.6%

Time deposits      $87.4  $27.5  $11.5  $13.6  $ 7.8  $ 8.6  $156.4  $159.8  $147.2  $149.2
 Avg interest rate   5.4%   6.2%   5.9%   6.2%   5.6%   6.8%    5.7%            6.1%

Fixed rate
 borrowings        $ 3.0  $ 4.0     --     --  $ 10.0    --  $ 17.0  $ 17.4  $ 12.0  $ 12.1
 Avg interest rate   6.1%   6.4%                  5.8%          6.0%            5.8%

-------------------------------------------------------------------------------------------

The table below shows the rate sensitivity of earning assets and interest bearing liabilities as of December 31, 1998. Loans and investments are categorized using their scheduled payment dates, where applicable. Savings, interest checking and money market deposit accounts are considered to be immediately repriceable. All other liabilities are reported by their scheduled maturities, and no adjustments for possible prepayments are included in the table.

Interest Sensitivity Summary

                                    0-90       91-365         1-5      over 5
(in millions)                       Days         Days       Years       Years       Total
-----------------------------------------------------------------------------------------
Loans                            $  91.0      $  55.8      $155.3      $ 23.7      $325.8
Securities and fed funds sold       26.1         32.7        61.4         5.8       126.0
                                 -------      -------      ------      ------      ------
   Total earning assets            117.1         88.5       216.7        29.5       451.8

Savings and interest checking       75.8          --          --          --         75.8
Money market deposits              116.8          --          --          --        116.8
Time deposits                       38.4         48.9        60.4         8.7       156.4
FHLB advances                        3.0          --         14.0         --         17.0
                                 -------      -------      ------      ------      ------
   Total interest-bearing
     liabilities                   234.0         48.9        74.4         8.7       366.0
                                 -------      -------      ------      ------      ------
Net funding gap                  $(116.9)     $  39.6      $142.3      $ 20.8      $ 85.8
                                 =======      =======      ======      ======      ======

Cumulative gap                   $(116.9)     $ (77.3)     $ 65.0      $ 85.8
Cumulative gap ratio                 .50          .73        1.18        1.24
Cumulative gap as a
  percent of total assets          -24.5%      -16.2%        13.6%       18.0%
------------------------------------------------------------------------------------------


Other Matters

The Corporation has a comprehensive written Year 2000 plan approved by the board of directors and a Year 2000 management committee overseeing the efforts. The plan includes all facets of the Corporation's business from physical plant and equipment issues through all computer hardware and software and major customers.

The Corporation uses major external third-party vendors to the banking industry for the mainframe and all personal computer hardware and software. These well-known, national third-party providers for mission critical systems have provided written assurances that they are Year 2000 ready and their systems have been fully tested internally and through proxy at customer sites. The Corporation does not use any custom-programmed software. Another area under review is systems which utilize embedded microchips, such as heating, air conditioning, security and other related systems. Vendors for these systems have been contacted to evaluate their Year 2000 compliance and assess any potential risk.

While the Corporation's current UNISYS mainframe hardware and software is Year 2000 compliant, a new system is scheduled to be installed during the first quarter of 1999, substantially increasing the capacity and efficiency of operations. This new system will allow the testing of this banking software from Information Technology, Inc. during the installation of the hardware, without any disruption to daily processing and customer service. All testing will be completed by June 30, 1999, within the FFIEC published guidelines. No disruption in service due to a Year 2000 issue is anticipated.

Management has addressed the financial implications of preparing for the Year 2000. The readiness of the software used for mission critical systems is included in the cost of normal maintenance of those systems and management does not expect any additional charges. Some minor hardware replacements will be needed. Those expenditures will be less than $50,000. The Corporation has the necessary technology staffing and has allocated the resources within its 1999 technology plan to complete the testing and implementation of its Year 2000 plan.

Since mission critical systems are Year 2000 compliant, system failure that would require a new provider and conversion to a new system is not expected. During the second quarter of 1999, business resumption plans will be developed as testing is completed. The detail and depth of those plans will depend on results of the final tests and the resulting risk assessment.

Major loan and deposit customers have been surveyed to evaluate the level of Year 2000 planning and readiness and to assess any potential risk.

The board of directors, executive management team and the Office of the Comptroller of the Currency are updated on a quarterly basis. Because of the systematic approach used to prepare Empire Banc Corporation for the Year 2000 date change, management does not anticipate any material effect on financial performance.

Certain statements contained in the section "Other Matters" constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied by such forward looking statements.

Such factors may include, but are not limited to, the severity of problems discovered with the Corporation's own systems as Year 2000 testing continues, the cost of remedying such problems, the severity of Year 2000 problems encountered by third party service providers and the Corporation's borrowers, additional initiatives by regulators, and the costs of Year 2000 professionals generally in the event problems are encountered.

Forward-looking statements in this Form 10-K are based on current expectations and/or the assumptions made in the earnings simulation analyses, but numerous factors could cause variances in these projections, and their underlying assumptions, such as changes in interest rates, demand, the degree of competition and changes in laws, regulations or policy.

Item 8 - Financial Statements and Supplementary Data
Consolidated Balance Sheet-Empire Banc Corporation

                                                             December 31
(in thousands, except share data)                          1998       1997
--------------------------------------------------------------------------
Assets
Cash and due from banks                                $ 15,740   $ 25,433
Federal funds sold                                        5,600      6,800
                                                       --------   --------
  Cash and cash equivalents                              21,340     32,233
Securities
  Available for sale, at fair value                     120,399     65,775
  Held to maturity                                           --     32,979
  (fair value: 1997-$33,234)

Loans                                                   325,774    302,469
  Less: Allowance for loan losses                        (4,825)    (4,125)
                                                       --------   --------
    Net loans                                           320,949    298,344
Premises and equipment, net                               5,503      4,985
Accrued income and other assets                           9,773      8,637
                                                       --------   --------
    Total assets                                       $477,964   $442,953
                                                       ========   ========
Liabilities
Deposits
  Non-interest-bearing                                 $ 61,221   $ 62,492
  Interest-bearing                                      348,918    324,178
                                                       --------   --------
    Total deposits                                      410,139    386,670

Federal Home Loan Bank advances                          17,000     12,000
Accrued expense and other liabilities                    10,069      8,084
                                                       --------   --------
    Total liabilities                                   437,208    406,754

Shareholders' Equity
Preferred stock-$1 par value,
  2,000,000 shares authorized, none outstanding
Common stock-no par value, 5,000,000 shares authorized,
  shares outstanding: 1998-2,957,398; 1997-1,943,081     30,283     29,525
Retained earnings                                         9,509      6,321
Net unrealized gain on securities, net of tax               964        353
                                                       --------   --------
    Total shareholders' equity                           40,756     36,199
                                                       --------   --------
    Total liabilities and shareholders' equity         $477,964   $442,953
                                                       ========   ========
--------------------------------------------------------------------------
See accompanying notes.

Consolidated Statement of Income-Empire Banc Corporation

                                                 Year Ended December 31
(in thousands, except share data)             1998        1997        1996
--------------------------------------------------------------------------
Interest income
  Loans, including fees                    $29,240     $27,059     $24,536
  Securities: taxable                        6,227       5,728       5,397
              tax-exempt                       264         256         250
  Federal funds sold                           828         376         416
                                           -------     -------     -------
    Total interest income                   36,559      33,419      30,599

Interest expense
  Deposits                                  15,426      14,433      13,068
  Federal Home Loan Bank advances
    and other borrowings                     1,009         756         998
                                           -------     -------     -------
    Total interest expense                  16,435      15,189      14,066
                                           -------     -------     -------
    Net interest income                     20,124      18,230      16,533
Provision for loan losses                    1,215       1,459       1,686
                                           -------     -------     -------
    Net interest income after
    provision for loan losses               18,909      16,771      14,847
Non-interest income
  Mortgage sales and servicing               3,042       1,685       1,500
  Deposit fees                               1,476       1,428       1,276
  Trust                                      2,897       2,648       2,099
  Service charges                              778         700         570
  Other income                                 423         354         405
  Security gains (losses)                      143          (6)         --
                                           -------     -------     -------
    Total non-interest income                8,759       6,809       5,850

Non-interest expense
  Salaries and employee benefits            11,609       9,980       8,450
  Occupancy                                  1,097       1,059       1,031
  Furniture and equipment                    1,179         895         817
  Other expense                              4,654       3,803       3,563
                                           -------     -------     -------
    Total non-interest expense              18,539      15,737      13,861
                                           -------     -------     -------
    Income before federal income taxes       9,129       7,843       6,836
Federal income taxes                         3,032       2,598       2,259
                                           -------     -------     -------
    Net income                             $ 6,097     $ 5,245     $ 4,577
                                           =======     =======     =======
--------------------------------------------------------------------------
Earnings per share                         $  2.06     $  1.81     $  1.60
Diluted earnings per share                 $  1.93     $  1.68     $  1.48

Average shares outstanding               2,960,330   2,901,791   2,868,517
Diluted average shares outstanding       3,164,082   3,127,686   3,094,994
--------------------------------------------------------------------------
See accompanying notes.

Consolidated Statement of Comprehensive Income
Empire Banc Corporation


                                                 Year Ended December 31
(in thousands)                                1998        1997        1996
--------------------------------------------------------------------------

Net income                                  $6,097      $5,245      $4,577
Other comprehensive income
  Unrealized holding gains on securities
    the held-to-maturity to the available-
    for-sale category, net                     416          --          --

Unrealized gains (losses) on securities, net   289         175        (160)

Reclassification adjustment for amounts
  realized on security sales included in
  net income, net                              (94)          4          --
                                            ------      ------      ------
Comprehensive income                        $6,708      $5,424      $4,417
                                            ======      ======      ======
--------------------------------------------------------------------------
See accompanying notes.


Consolidated Statement of Cash Flows-Empire Banc Corporation

                                                         Year Ended December 31
(in thousands)                                         1998        1997       1996
----------------------------------------------------------------------------------
Operating activities
Net income                                         $  6,097     $ 5,245    $ 4,577
Adjustments to reconcile net income to net
  cash from operating activities:
  Depreciation and amortization                         926         727        704
  Provision for loan losses                           1,215       1,459      1,686
  Mortgage loans originated for sale               (150,999)    (60,650)   (60,761)
  Sale of mortgage loans                            149,619      61,516     60,936
  Net (gain)loss on securities available for sale      (143)          6         --
  Net amortization/accretion on securities               58         146        315
  Change in:
   Deferred taxes                                      (342)       (163)      (361)
   Interest receivable                                 (347)        (43)        (9)
   Interest payable                                     (10)         95         --
   Other assets                                        (447)     (1,527)       187
   Other liabilities                                  2,174       1,967        294
                                                    -------     -------    -------
   Total adjustments                                  1,704       3,533      2,991
                                                    -------     -------    -------
     Net cash from operating activities               7,801       8,778      7,568

Investing activities
  Securities available for sale
   Proceeds from sales                                  399         992         --
   Proceeds from maturities                          31,948      16,876     20,145
   Purchases                                        (46,434)    (12,001)   (34,542)
  Securities held to maturity
   Proceeds from maturities                          18,422      15,749     15,272
   Purchases                                        (24,970)    (21,673)   (15,698)
  Loans granted, net of repayments                  (22,440)    (32,012)   (14,616)
  Premises and equipment expenditures                (1,444)     (1,727)    (1,066)
                                                   --------    --------    -------
     Net cash from investing activities             (44,519)    (33,796)   (30,505)

Financing activities
  Net increase in deposits                           23,469      42,316     24,814
  Change in federal funds purchased                      --      (5,500)     5,500
  Cash dividends paid                                (2,849)     (2,453)    (1,983)
  Federal Home Loan Bank advances                    10,000          --         --
  Federal Home Loan Bank repayments                  (5,000)         --     (5,000)
  Issuance of common stock                              205         285        351
                                                    -------     -------    -------
     Net cash from financing activities              25,825      34,648     23,682
                                                    -------     -------    -------
     Net change in cash and cash equivalents        (10,893)      9,630        745

Beginning cash and cash equivalents                  32,233      22,603     21,858
                                                    -------     -------    -------
Ending cash and cash equivalents                    $21,340     $32,233    $22,603
                                                    =======     =======    =======
----------------------------------------------------------------------------------

(in thousands)
                                                     Year Ended December 31
                                                   1998        1997       1996
------------------------------------------------------------------------------

Interest paid                                   $16,445     $15,094    $14,066
Income taxes paid                                 2,856       2,584      2,575
Transfer of securities to available-for-sale     39,590          --         --
------------------------------------------------------------------------------
See accompanying notes.


Consolidated Statement of Changes in Shareholders' Equity
Empire Banc Corporation

                                                                             Net     Total
                                                                      Unrealized    Share-
                                                    Common   Retained       Gain   holders'
(in thousands, except share data)         Shares     Stock   Earnings      (Loss)   Equity
---------------------------------------------------------------------------------------------
Balance at January 1, 1996             1,648,767   $17,621    $12,050      $ 334   $30,005
Net income for 1996                                             4,577                4,577
Common stock issued                       14,352       322                             322
5% stock dividend                         82,890     3,108     (3,108)                  --
Directors' deferred compensation plan                   29                              29
Change in net unrealized gain/(loss)
  on securities available for sale,
  net of tax of $82                                                         (160)     (160)
Cash dividends - $.73 per share                                (2,100)              (2,100)
                                       ---------   -------    -------      -----    -------
 Balance at December 31, 1996          1,746,009    21,080     11,419        174    32,673

Net income for 1997                                             5,245                5,245
Common stock issued                       21,314       504                             504
10% stock dividend                       175,758     7,821     (7,821)                  --
Directors deferred compensation plan                   120                             120
Change in net unrealized gain (loss)
  on securities available for sale,
  net of tax of $92                                                          179       179
Cash dividends - $.87 per share                                (2,522)               2,522)
                                       ---------   -------    -------      -----    ------
  Balance at December 31, 1997         1,943,081    29,525      6,321        353    36,199

Net income for 1998                                             6,097                6,097
Common stock issued                       32,726       648                             648
3 for 2 stock split                      981,591
Directors deferred compensation plan                   110                             110
Net unrealized holding gains on
  securities transferred from the held-
  to-maturity to the available-for-sale
  category, net of tax of $215                                               416       416
Change in net unrealized gain (loss)
  on securities available for sale,
  net of tax of $99                                                          195       195
Cash dividends - $.98 per share                               (2,909)               (2,909)
                                       ---------   -------   -------       -----   -------
  Balance at December 31, 1998         2,957,398   $30,283   $ 9,509       $ 964   $40,756
                                       =========   =======   =======       =====   =======
-----------------------------------------------------------------------------------------
See accompanying notes


Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation - Empire Banc Corporation, a one-bank holding company for Empire National Bank, is the largest independent bank holding company in northern lower Michigan.
The Bank is in the general commercial, retail and mortgage banking business, providing a full range of loan and deposit products. It operates a trust department providing fiduciary, investment and other related services.

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

Segments - Empire Banc Corporation, through the branch network of its subsidiary, Empire National Bank, provides a broad range of financial services to individuals and companies in Michigan's northern lower peninsula. These services include demand, time and savings deposits, lending and trust services. While the decision makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a corporate-wide basis. Accordingly, all of the Corporation's banking operations are considered by management to be aggregated in one reportable operating segment.

Use of Estimates - To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

Cash Flows - Cash and cash equivalents includes cash on hand, demand deposits in other institutions and federal funds sold. Net cash flows are reported for loan and deposit transactions and short-term borrowings with original maturities of 90 days or less.

Securities - Securities available for sale may be sold prior to maturity. They are reported at fair value and the net unrealized gain or loss is reported, net of related tax, as a separate component of shareholders' equity and other comprehensive income. Securities held to maturity are those securities which management has the ability and positive intent to hold to maturity and are stated at amortized cost. Premiums and discounts are recognized in interest income using the interest method.

Loans - Loans are reported at the principal balance outstanding net of unearned interest, deferred loan fees and costs and an allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Loans are placed in non-accrual status at 90 days or more past due and interest is considered a loss unless the loan is well-secured and in the process of collection. Loans delinquent 180 days or more are charged off unless both well-secured and in the process of collection.

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

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller balance loans of similar nature, such as residential mortgage, consumer and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Premises and Equipment - Premises and equipment are depreciated over their estimated useful lives and are stated at cost less accumulated depreciation. Depreciation is computed principally using the straight-line method.

Foreclosed Assets - Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Servicing Rights - The Bank originates and purchases mortgage loans for sale to the secondary market and sells the loans with servicing retained. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights by stratifying them based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include interest rate, loan type, term and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance.

Income Taxes - Income tax expense is based on the taxes due on the tax return plus the change in deferred tax assets and liabilities. Deferred tax assets and liabilities measure the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Earnings Per Share - Earnings per share is based on weighted-average common and contingently issuable shares outstanding. Diluted earnings per share further assumes the dilutive effect of additional common shares issuable under stock options. All per-share data is restated for the three-for-two stock split in 1998 and the 10% and 5% stock dividends in 1997 and 1996.

Long-lived Assets - These assets are reviewed for impairment when events indicate that the carrying amount may not be recoverable. If impaired, the assets are recorded at discounted amounts.

Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), establishes a fair-value-based method of accounting for employee stock options but, as allowed, the Corporation continues measuring compensation cost for such plans using prior accounting guidelines. No stock options were granted in 1998, 1997 or 1996 requiring pro forma disclosures of net income and earnings per share under SFAS 123.

Comprehensive Income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

New Accounting Pronouncements - Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. As of October 1, 1998, the Corporation adopted this statement and, in accordance with its provisions, chose to reclassify certain securities from held-to-maturity to available-for-sale. The amortized cost of those securities was $39,590,000. The Corporation does not have derivative instruments in its portfolio to account for under provisions of this statement.

Loss Contingencies - Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Fair Values of Financial Instruments - Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Reclassifications - Certain prior-year amounts have been reclassified to conform with the current year's presentation.


Note 2 - Cash and Cash Equivalents

The Bank is required to maintain non-interest-bearing reserve balances with the Federal Reserve. Required reserve balances at December 31, 1998 and 1997 were $617,000 and $6,695,000.

Note 3 - Securities

Securities and their fair values at December 31 were as follows:


Available for sale
                                    Amortized       Unrealized         Fair
(in thousands)                           Cost     Gains    Losses     Value
---------------------------------------------------------------------------
1998
  U.S. government and agency         $ 54,851    $  679       $ 6  $ 55,524
  State and municipal                  13,317       275         3    13,589
  Mortgage-backed                      24,204       202        40    24,366
  Other                                24,243       139        15    24,367
  Equity                                2,324       229        --     2,553
                                     --------    ------       ---  --------
                                     $118,939    $1,524       $64  $120,399
                                     ========    ======       ===  ========

1997
  U.S. government and agency         $ 37,089    $  235       $22  $ 37,302
  Mortgage-backed                      23,446       168        22    23,592
  Other                                 2,375        --         2     2,373
  Equity                                2,330       178        --     2,508
                                     --------    ------       ---  --------
                                     $ 65,240    $  581       $46  $ 65,775
                                     ========    ======       ===  ========


Held to maturity
                                    Amortized       Unrealized         Fair
(in thousands)                           Cost     Gains    Losses     Value
---------------------------------------------------------------------------
1997
  U.S. government and agency         $  9,515    $   89       $--  $  9,604
  State and municipal                   8,581       112        --     8,693
  Other                                14,883        56         2    14,937
                                     --------    ------       ---  --------
                                     $ 32,979    $  257       $ 2  $ 33,234
                                     ========    ======       ===  ========
---------------------------------------------------------------------------

Proceeds from sales of available-for-sale securities in 1998 amounted to $399,000 with realized gains of $143,000. Proceeds from sales in 1997 amounted to $992,000 with realized losses of $6,000. There were no sales of securities during 1996.

As of October 1, 1998, the Corporation adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." In accordance with provisions in that statement, the Corporation chose to reclassify certain securities from held-to-maturity to available-for-sale. The amortized cost of those securities was $39,950,000 and the unrealized net gain was $631,000, which is included in stockholders' equity, net of income tax effect of $215,000. The Corporation has no derivative instruments to account for under provisions of this statement.

Scheduled maturities of securities at December 31, 1998 were as follows:


Available for sale
                            Amortized         Fair
(in thousands)                   Cost        Value    Yield
-----------------------------------------------------------
Due in one year or less      $ 37,648     $ 37,828     6.07%
Due from one to five years     53,303       54,156     5.99%
Due from five to ten years      1,460        1,496     6.37%
Mortgage-backed                24,204       24,366     6.19%
Equity                          2,324        2,553     7.68%
                             --------     --------
                             $118,939     $120,399     6.09%
                             ========     ========
-----------------------------------------------------------

Investment securities with a book value of $16,952,000 at December 31, 1998 were pledged to secure public deposits and Federal Home Loan Bank advances and for other purposes.


Note 4 - Loans

The following is a summary of loans at December 31:


(in thousands)                                             1998       1997
--------------------------------------------------------------------------
Commercial                                             $153,115   $132,310
Mortgage                                                 71,259     77,896
Mortgage loans held for sale                              6,173      2,745
Consumer                                                 64,069     61,850
Revolving credit                                         31,158     27,668
                                                       --------   --------
                                                        325,774    302,469
Less: allowance for loan losses                          (4,825)    (4,125)
                                                       --------   --------
                                                       $320,949   $298,344
                                                       ========   ========
--------------------------------------------------------------------------

Activity in the allowance for loan losses was as follows:


(in thousands)                                  1998       1997       1996
--------------------------------------------------------------------------
Balance January 1                             $4,125     $3,525     $3,200
Loans charged off                               (741)    (1,111)    (1,568)
Recoveries                                       226        252        207
                                              ------     ------     ------
  Net loans charged off                         (515)      (859)    (1,361)
Provision for loan losses                      1,215      1,459      1,686
                                              ------     ------     ------
Balance December 31                           $4,825     $4,125     $3,525
                                              ======     ======     ======
--------------------------------------------------------------------------


Impaired loans


(in thousands)                                   1998       1997       1996
---------------------------------------------------------------------------

Impaired loans with reserves                   $  360     $  312     $2,138
Impaired loans without reserves                   879        562        278
                                               ------     ------     ------
Impaired loans outstanding at year-end         $1,239     $  874     $2,416
                                               ======     ======     ======

Amount of allowance allocated for impaired    $   188     $  184     $  820
Average of impaired loans during the year       1,151      1,810    $ 1,578
Interest income recognized during impairment        9         24         86
Cash-basis interest income recognized              34         17         79
---------------------------------------------------------------------------


Non-accrual loans - Non-accrual loans outstanding at December 31, 1998 and 1997 were $1,283,000 and $893,000. Substantially all non-accrual loans are considered impaired. If the non-accrual loans were accruing, additional income of $97,000, $104,000 and $155,000 would have been recorded in 1998, 1997 and 1996.

Note 5 - Secondary Mortgage Market Activities

Loans serviced for others, which are not reported as assets, totaled $293,000,000 and $243,000,000 at December 31, 1998 and 1997.

Activity for capitalized mortgage servicing rights and the related valuation allowance was as follows:


(in thousands)                              1998       1997       1996
----------------------------------------------------------------------
Servicing Rights
  Balance January 1                       $  815     $  537     $  151
  Additions                                1,187        434        454
  Amortization                              (550)      (156)       (68)
                                          ------     ------     ------
  Balance December 31                     $1,452     $  815     $  537
                                          ======     ======     ======
  Fair value                              $1,703     $1,169     $  840
                                          ======     ======     ======
Valuation Allowance
  Balance January 1                       $   --     $   --     $   --
  Additions expensed                          52         --         --
  Reductions credited to expense              --         --         --
                                          ------     ------     ------
  Balance December 31                     $   52     $   --     $   --
                                          ======     ======     ======
----------------------------------------------------------------------

Note 6 - Premises and Equipment

Premises and equipment at December 31:


(in thousands)                                             1998       1997
--------------------------------------------------------------------------
Land and improvements                                   $   694    $   693
Buildings and improvements                                5,055      4,963
Equipment                                                 8,804      7,588
                                                        -------    -------
  Total cost                                             14,553     13,244
Less: accumulated depreciation and amortization          (9,050)    (8,259)
                                                        -------    -------
  Net book value                                        $ 5,503    $ 4,985
                                                        =======    =======
--------------------------------------------------------------------------
Rental expenses for 1998, 1997 and 1996 were $460,000, $437,000 and
$426,000.  Depreciation and amortization for 1998, 1997 and 1996 was
$926,000, $727,000 and $704,000.

Note 7- Time Deposits

The aggregate amount of short-term certificates of deposit of $100,000 or more at December 31, 1998 and 1997 was $13,209,000 and $9,202,000.

Following are the scheduled maturities of certificates of deposit at December 31, 1998:


(in thousands)                           1998
---------------------------------------------
1999                                 $ 87,379
2000                                   27,554
2001                                   11,460
2002                                   13,563
2003                                    7,814
After                                   8,605
                                     --------
                                     $156,375
                                     ========
---------------------------------------------


Note 8 - Federal Home Loan Bank Advances

Advances from the Federal Home Loan Bank of Indianapolis at December 31 were as follows:


(in thousands)                                   1998          1997
-------------------------------------------------------------------
Maturity     Rate
1998         5.05%                            $    --       $ 5,000
1999         6.09%                              3,000         3,000
2000         6.42%                              4,000         4,000
2003         5.76%                             10,000            --
                                              -------       -------
                                              $17,000       $12,000
                                              =======       =======
-------------------------------------------------------------------

Each advance is payable at its maturity date, with a prepayment penalty determined by market rates at the time of prepayment. Loans of $20,948,000 and securities of $5,216,000 were pledged at December 31, 1998 to collateralize these advances.

Note 9 - Other Non-Interest Expense

Other non-interest expense for the years ended December 31 was:

(in thousands)                             1998      1997      1996
-------------------------------------------------------------------
Marketing                                $  405    $  204    $  244
Outside services                            857       618       617
Legal and professional                      324       499       326
Business taxes                              670       356       336
Other                                     2,398     2,126     2,040
                                         ------    ------    ------
                                         $4,654    $3,803    $3,563
                                         ======    ======    ======
-------------------------------------------------------------------


Note 10- Federal Income Taxes

Income tax expense (benefit) was as follows:

(in thousands)                       1998         1997         1996
-------------------------------------------------------------------
Current expense                    $3,383       $3,043       $2,339
Deferred benefit                     (351)        (445)         (80)
                                   ------       ------       ------
  Total federal income tax         $3,032       $2,598       $2,259
                                   ======       ======       ======
-------------------------------------------------------------------

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following:

(in thousands)                       1998         1997         1996
-------------------------------------------------------------------
Statutory rate applied to income
before federal income tax          $3,104       $2,667       $2,324
(Deduct) add:
  Effect of tax-exempt interest       (95)         (89)         (83)
  Other                                23           20           18
                                   ------       ------       ------
    Total Federal income tax       $3,032       $2,598       $2,259
                                   ======       ======       ======
Effective tax rate                   33.2%        33.1%        33.0%
                                   ======       ======       ======
-------------------------------------------------------------------

Year-end deferred tax assets and liabilities were due to the following:


(in thousands)                                    1998        1997
------------------------------------------------------------------
Deferred tax assets
  Allowance for loan losses                     $1,236      $  998
  Deferred compensation                          1,866       1,581
  Other                                            122         164
                                                ------      ------
    Total deferred tax assets                    3,224       2,743
                                                ------      ------
Deferred tax liabilities
  Security accretion                               (55)       (113)
  Cash value of life insurance                     (34)        (34)
  Mortgage servicing                              (476)       (277)
  Net unrealized appreciation on
    securities available for sale                 (496)       (182)
  Other                                             --          (9)
                                                ------      ------
    Total deferred tax liabilities              (1,061)       (615)
                                                ------      ------
      Net deferred tax asset                    $2,163      $2,128
                                                ======      ======
------------------------------------------------------------------

A valuation allowance for deferred tax assets is not considered necessary as it is more likely than not that future taxable income will be sufficient to realize the tax benefit of these assets.


Note 11 - Employee Benefit Plans

An integrated employee benefit plan structure provides basic retirement income and the opportunity to build retirement savings through tax-deferred voluntary contributions and participation in stock ownership of the Corporation. A description of the individual plan components of this integrated structure follows.

A defined benefit pension plan covers substantially all full-time employees. The maximum amount that can be deducted for federal income tax purposes is contributed annually and employees do not contribute. Plan assets consist of equity and fixed-income securities. A summary of the plan follows:


(in thousands)                                         1998         1997
------------------------------------------------------------------------
Change in benefit obligation
  Beginning benefit obligation                      $1,760       $1,374
  Service cost                                         138          107
  Interest cost                                        139          112
  Liability (gain) loss                                103           22
  Change in assumptions                                323          158
  Benefits paid                                        (28)         (13)
                                                    ------       ------
  Ending benefit obligation                          2,435        1,760
                                                    ------       ------
Change in plan assets, at fair value
  Beginning plan assets                              1,342        1,012
  Actual return                                        166          182
  Employer contribution                                173          161
  Benefits paid                                        (28)         (13)
                                                    ------       ------
  Ending plan assets                                 1,653        1,342
                                                    ------       ------
Funded status                                         (782)        (418)
Unrecognized net transition obligation                 246          276
Unrecognized net actuarial loss                        513          131
Unrecognized prior service cost                        (13)         (14)
                                                    ------       ------
Prepaid (accrued) benefit cost                      $  (36)      $  (25)
                                                    ======       ======
-----------------------------------------------------------------------
Discount rate on benefit obligation                   6.25%        7.00%
Long-term rate of investment return                   9.00%        9.00%
Rate of compensation increase                         4.50%        4.50%
-----------------------------------------------------------------------

Pension expense


(in thousands)                              1998         1997       1996
--------------------------------------------------------------------------
Service cost                              $  138       $  107     $  103
Interest cost                                139          112         99
Expected return on plan assets              (125)        (182)      (119)
Net amortization and deferral                 31          116         83
                                          ------       ------     ------
    Net pension expense                   $  183       $  153     $  166
                                          ======       ======     ======
--------------------------------------------------------------------------

A supplemental retirement program for certain executive officers provides benefits which are integrated with the other benefit plans. A summary of the plan follows:


(in thousands)                                         1998         1997
------------------------------------------------------------------------
Change in benefit obligation
  Beginning benefit obligation                      $  898       $  694
  Service cost                                          75           60
  Interest cost                                         71           54
  Liability (gain) loss                                 35           23
  Change in assumptions                                166           67
                                                    ------       ------
  Ending benefit obligation                          1,245          898
                                                    ------       ------
Funded status                                       (1,245)        (898)
Unrecognized net transition obligation                 113          125
Unrecognized net actuarial loss                        293           95
Unrecognized prior service cost                         22           25
                                                    ------       ------
Prepaid (accrued) benefit cost                      $ (817)      $ (653)
                                                    ======       ======
-----------------------------------------------------------------------
Discount rate on benefit obligation                   6.25%        7.00%
Rate of compensation increase                         5.00%        5.00%
-----------------------------------------------------------------------


Supplemental retirement plan expense


(in thousands)                          1998         1997        1996
------------------------------------------------------------------------
Service cost                           $  75        $  60       $  58
Interest cost                             71           54          45
Net amortization and deferral             18           14          14
                                       -----        -----       -----
  Net supplemental retirement
    plan expense                       $ 164        $ 128       $ 117
                                       =====        =====       =====
------------------------------------------------------------------------

A 401 (k) profit sharing plan covers substantially all full-time employees. Participants may defer up to 12.5% of their salaries and the Bank may match 50% of the employee's deferrals to a maximum of 3%. Expenses for 1998, 1997 and 1996 were $163,000, $141,000 and $121,000.

An Employee Stock Ownership Plan (ESOP) covers substantially all full-time employees. At December 31, 1998 and 1997 the plan held 381,594 and 398,696 shares of stock with a fair market value of $15,072,000 and $12,228,000. All shares are allocated to and voted on by employees. The annual contribution to the ESOP is determined by the board of directors. Contributions for 1998, 1997, and 1996 were $182,000, $163,000 and $142,000.

Agreements granting death benefits funded with life insurance are provided to certain officers while employed. The financial statement impact of these arrangements is not material.



Note 12 - Long-Term Incentive Plan

A long-term incentive plan grants certain officers stock options and tandem stock appreciation rights. All options and rights under the plan have been granted. The rights vest over five years and expire ten years from grant. As of December 31, 1998 all granted options and rights were vested. The weighted average exercise price of the stock options at year-end 1998 was $6.90 and the weighted average remaining option life was 1.9 years. The range of exercise prices at December 31, 1998 was $5.44 to $10.60 for all outstanding options. The expense for the stock appreciation rights for 1998, 1997 and 1996 was $1,124,000, $1,129,000 and $672,000. A summary of the activity in the plan, restated for all stock dividends and splits, is as follows:

                                                         Weighted
                                                          Average
                                                         Exercise
                              Options        Rights         Price
-----------------------------------------------------------------
Outstanding - 12/31/95        329,980       153,081         $6.31
Exercised                     (17,924)       (8,962)         4.40
                              -------       -------
Outstanding - 12/31/96        312,056       144,119          6.42
Exercised                     (28,462)      (14,230)         4.61
                              -------       -------
Outstanding - 12/31/97        283,594       129,889          6.60
Exercised                     (42,778)      (21,388)         4.80
                              -------       -------
Outstanding - 12/31/98        240,816       108,501          6.90
                              =======       =======
-------------------------------------------------------------------------

Note 13 - Related Party Transactions

Certain directors and executive officers of the Corporation and the Bank (including family members, affiliates and companies in which they are principal owners) had loans with the Bank in the ordinary course of business. The aggregate amount of loan advances to such related parties at December 31, 1998 amounted to $1,664,000. During 1998, new loan advances to such related parties amounted to $1,045,000 and repayments amounted to $2,074,000.


Note 14 - Off-Balance-Sheet Financial Instruments

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

(in thousands)                                             1998     1997
------------------------------------------------------------------------
Commitments to make loans                               $49,223  $37,937
Unused lines of credit                                   57,223   55,062
Standby letters of credit                                 1,448    1,591
------------------------------------------------------------------------

At December 31, 1998 and 1997, commitments to make loans included $12.8 million and $16.4 million of fixed and variable rate commercial loans.
These commitments generally have termination dates of 90 days or less and may require a fee. Commitments to make loans also include commitments for primarily fixed rate mortgage loans of $34 million and $12.2 million at December 31, 1998 and 1997, which are intended for sale in the secondary market upon closing. Other commitments include variable rate mortgage loans of $2.4 million and $1.8 million at December 31, 1998 and 1997.

Note 15 - Shareholder Rights Plan

The Shareholder Rights Plan is designed to protect shareholders against unsolicited attempts to acquire control of the Corporation without offering a fair price to all shareholders. Five hundred thousand shares of Series A Junior Participating Preferred Stock are reserved for purchase rights issued to holders of and in tandem with shares of common stock.

Generally, if a person or group acquires or announces a tender offer for 20 percent or more of the Corporation's common stock and the acquiror engages in certain business transactions, each right, other than those held by the acquiror, entitles the holder to acquire common stock or other securities with a market value of twice the $50 per right exercise price.

The Corporation may redeem the rights at one cent per right until 20 days after a 20% position has been acquired.



Note 16 - Fair Value Disclosure

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

Estimated fair values of financial instruments at December 31 were:

                                         1998                  1997
                                  ------------------   ------------------
                                  Carrying      Fair   Carrying      Fair
(in thousands)                      Amount     Value     Amount     Value
-------------------------------------------------------------------------
Financial assets
  Cash and cash equivalents       $ 21,340  $ 21,340   $ 32,233  $ 32,233
  Securities
    Available for sale             120,399   120,399     65,775    65,775
    Held to maturity                    --        --     32,979    33,234
  Loans net of allowance           320,949   324,990    298,344   302,095
  Accrued interest receivable        3,021     3,021      2,674     2,674

Financial liabilities
  Deposits                         410,139   413,565    386,670   388,674
  Federal Home Loan Bank advances   17,000    17,388     12,000    12,054
  Accrued interest payable           1,118     1,118      1,128     1,128
-------------------------------------------------------------------------

The fair value of off-balance-sheet instruments at December 31, 1998 and 1997 is not material.

Note 17 - Regulatory Capital

The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. The regulations require meeting specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts are also subject to qualitative judgments by regulators. To be considered adequately capitalized (as defined) under the regulatory framework for prompt corrective action, minimum capital ratios must be maintained. Capital ratios for the Bank are consistent with the Corporation's capital ratios. The Bank's and Corporation's capital ratios are significantly above the well-capitalized standards. The following summarizes the consolidated Corporation's capital amounts and ratios:

(in thousands)                                          1998
------------------------------------------------------------
Tier 1 capital
  Shareholders' equity                              $ 40,756
  Less: Goodwill                                        (317)
        Net unrealized gains                            (964)
                                                    --------
  Total tier 1 capital                                39,475
Tier 2 capital                                         4,449
                                                    --------
  Total qualifying capital                          $ 43,924
                                                    ========

Risk-weighted assets                                $355,566
Average quarterly assets                             479,524
------------------------------------------------------------

                                     Regulatory
                                 Capital Standards
                              ------------------------
                            Adequately          Well     Actual
                           Capitalized   Capitalized       1998
---------------------------------------------------------------
Risk-based ratios
  Tier 1 leverage                4.0%      5.0%            8.23%
  Tier 1 risk-based              4.0%      6.0%           11.10%
  Total risk-based               8.0%     10.0%           12.35%

Risk-based capital amounts
(in thousands)
Tier 1 leverage               $19,181       $23,976     $39,475
Tier 1 risk-based              14,223        21,334      39,475
Total risk-based               28,445        35,557      43,924
---------------------------------------------------------------

Note 18 - Earnings Per Share

A reconciliation of earnings per share and diluted earnings per share is presented below:

                                               1998        1997        1996
---------------------------------------------------------------------------
Net income (in thousands)                    $6,097      $5,245      $4,577
                                             ======      ======      ======

Earnings per share:
  Average common shares outstanding       2,950,761   2,895,658   2,866,001
  Average contingently issuable shares        9,569       6,133       2,516
                                          ---------   ---------   ---------
                                          2,960,330   2,901,791   2,868,517
                                          =========   =========   =========
  Earnings per share                          $2.06       $1.81       $1.60
                                              =====       =====       =====


Diluted Earnings per share:
  Average outstanding shares, per above   2,960,330   2,901,791   2,868,517
  Effect of stock options                   203,752     225,895     226,477
                                          ---------   ---------   ---------
                                          3,164,082   3,127,686   3,094,994
                                          =========   =========   =========
  Diluted earnings per share                  $1.93       $1.68       $1.48
                                              =====       =====       =====
---------------------------------------------------------------------------


























Note 19 - Empire Banc Corporation
(Parent Company Only)
Condensed Financial Statements

The Corporation's primary source of funds to pay dividends to shareholders is the dividends it receives from the Bank. The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 1998, $6,069,000 of the Bank's retained earnings were available for dividend declaration without prior regulatory approval. Dividends paid to the Corporation by the Bank were $2,905,000 in 1998 and $2,525,000 in 1997.

Following are condensed parent company financial statements:



Condensed Balance Sheet
                                                    December 31
(in thousands)                                    1998       1997
-----------------------------------------------------------------
Assets
  Cash and due from banks                      $ 1,533    $ 1,394
  Investment in subsidiary                      38,504     34,605
  Other assets                                   1,289        797
                                               -------    -------
    Total assets                               $41,326    $36,796
                                               =======    =======
Liabilities and shareholders' equity
  Other liabilities                            $   570    $   597
  Shareholders' equity                          40,756     36,199
                                               -------    -------
    Total liabilities and
      shareholders' equity                     $41,326    $36,796
                                               =======    =======

Condensed Statement of Income

                                        Year Ended December 31
(in thousands)                        1998        1997       1996
-----------------------------------------------------------------
Dividends from subsidiary           $2,905      $2,525     $2,100
Net expense                           (147)        (91)      (142)
Federal income tax benefit              50          31         48
Equity in undistributed
  subsidiary income                  3,289       2,780      2,571
                                    ------      ------     ------
    Net income                       6,097       5,245      4,577
Change in unrealized gains/losses
  on securities held by Bank           611         179       (160)
                                    ------      ------     ------
Comprehensive income                $6,708      $5,424     $4,417
                                    ======      ======     ======

Condensed Statement of Cash Flows

                                                 Year Ended December 31
(in thousands)                                1998        1997        1996
--------------------------------------------------------------------------
Cash flow from operating activities
Net income                                 $ 6,097     $ 5,245     $ 4,577
Adjustments
  Other                                        (25)         (8)       (134)
  Subsidiary net income                     (6,194)     (5,305)     (4,671)
                                            ------      ------      ------
    Net cash from operating activities        (122)        (68)       (228)

Cash flow from investing activities
  Subsidiary dividends received              2,905       2,525       2,100

Cash flow from financing activities
  Dividends paid                            (2,849)     (2,453)     (1,983)
  Issuance of common stock                     205         285         351
                                           -------     -------     -------
    Net cash from financing activities      (2,644)     (2,168)     (1,632)

    Net change in cash and due from banks      139         289         240

Beginning cash and due from banks            1,394       1,105         865
                                           -------     -------     -------
Ending cash and due from banks             $ 1,533     $ 1,394     $ 1,105
                                           =======     =======     =======
--------------------------------------------------------------------------

Report of Independent Auditors


CROWE CHIZEK



To the Shareholders and Board of Directors
Empire Banc Corporation, Traverse City, Michigan


We have audited the accompanying consolidated balance sheet of Empire Banc Corporation as of December 31, 1998 and 1997 and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire Banc Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.






/s/ Crowe, Chizek and Company LLP
Crowe, Chizek and Company LLP

Grand Rapids, Michigan
January 21, 1999

Quarterly Financial Data
Empire Banc Corporation

The following is a summary of selected quarterly results of operations for the years ended December 31, 1998 and 1997:


(in thousands,                                    Quarter Ended
 except share data)           December 31  September 30      June 30     March 31
---------------------------------------------------------------------------------

1998
Net interest income                $5,479        $5,086       $4,830       $4,729
Provision for loan losses             298           552           83          282
Non-interest income                 2,314         2,154        2,197        2,094
Non-interest expense                4,863         4,308        4,818        4,550
Income before income taxes          2,632         2,380        2,126        1,991
Net income                          1,760         1,583        1,417        1,337

Earnings per share                    .59           .53          .48          .46
Diluted earnings per share            .56           .50          .45          .42
---------------------------------------------------------------------------------

1997
Net interest income                $4,876        $4,707       $4,482       $4,165
Provision for loan losses             478           188          395          398
Non-interest income                 1,856         1,827        1,611        1,515
Non-interest expense                4,086         4,309        3,820        3,522
Income before income taxes          2,168         2,037        1,878        1,760
Net income                          1,451         1,361        1,252        1,181

Earnings per share                    .50           .47          .43          .41
Diluted earnings per share            .46           .44          .40          .38
---------------------------------------------------------------------------------
Per-share amounts have been adjusted for stock splits and dividends.

Item 9 - Changes in and disagreements with Accountants on Accounting and Financial Disclosure.

         None


PART III

The information called for by the items within this part is included in the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 1999, to be filed with the Commission, and is incorporated herein by reference, as follows:

                                                   Pages in 1999
                                                 Proxy Statement


Item 10.  Directors and Executive Officers
          of the Corporation                          2-4, 11
          In addition, the information set
          forth on page 6 of Part I of this
          Form 10-K, is incorporated herein
          by reference.

Item 11.  Executive Compensation                      6-8, 11
          The information under the captions
          "Compensation Committee Report on
          Executive Compensation" and "Performance
          Graph" is not incorporated herein.

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                           2-4

Item 13.  Certain Relationships and Related
          Transactions:                                    11
          The information appearing in Note 13 of
          the Notes to Consolidated Financial
          Statements of this Form 10-K, is also
          incorporated herein by reference in
          response to this Item.


PART IV
ITEM 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) The following documents are filed as part of this report:

       1.  The following financial statements of the Corporation and related items are included in this report on the pages
           indicated:
                                                        Page(s)
                                                        -------
           Consolidated Balance Sheet
             as of December 31, 1998 and 1997              29
           For each of the years in the three-year
             period ended December 31, 1998
               Consolidated Statement of Income            30
               Consolidated Statement of
                  Comprehensive Income                     31
               Consolidated Statement of Cash Flows     32-33
               Consolidated Statement of Changes
                 in Shareholders' Equity                   34
           Notes to Consolidated Financial
             Statements                                 35-54
           Report of Independent Auditors                  55

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

           (11) Statement re computation of per share earnings.
                See Notes 1 and 18, Notes to Consolidated Financial
                Statements.

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

           (27) Financial Data Schedule

           (99) Additional exhibits.  Not applicable.

    (b)  Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended
         December 31, 1998.

      SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 18, 1999.

                                           EMPIRE BANC CORPORATION
                                           -----------------------
                                                (Registrant)

                                           /s/ James E. Dutmers, Jr.
                                           -------------------------
                                           James E. Dutmers, Jr.
                                           Chairman and Chief
                                           Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the Corporation and in the capacities indicated on February 19, 1999.

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

       /s/ Deborah J. Knudsen              /s/ Louis A. Smith
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

      /s/ John M. Rockwood, Jr.            /s/ Laurence P. Skendzel, M.D.
      -----------------------------        ------------------------------
      John M. Rockwood, Jr.                Laurence P. Skendzel, M.D.
      Director                             Director


EXHIBIT INDEX


Exhibit
-----------------------------------------------------------

  3.a1     Articles of Incorporation

  3.a2     Certificate of Designation for Series A Junior
           Participating Preferred Stock

  3.a3     Certificate of Merger

  3.a4     Amendment to the Articles of Incorporation

  3.a5     Amendment to the Articles of Incorporation


23 Consent of Crowe, Chizek and Company  LLP


  27       Financial Data Schedule


