Form 10-Q
period 1999-03-31
EMPIRE BANC CORP
filed 1999-05-12
CIK 810830

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                    ----------------------------------

                                FORM 10-Q

    Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

    For the quarterly period ended March 31, 1999.

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

                      Yes  X                       No

The number of shares outstanding of each of the issuer's classes of common stock was 3,011,790 shares of no par common stock outstanding as of March 31, 1999.

Empire Banc Corporation - Consolidated Balance Sheet

                                                       March 31   December 31       March 31
(in thousands, except share data)                          1999          1998           1998
Assets
Cash and due from banks                                $ 12,900      $ 15,740      $ 23,201
Federal funds sold                                       15,300         5,600        19,000
                                                       --------      --------      --------
  Cash and cash equivalents                              28,200        21,340        42,201

Securities
  Available for sale, at fair value                     112,579       120,399        64,568
  Held to maturity                                                                   32,000
  (fair value: 3/31/98-$32,218)

Loans                                                   326,280       325,774       298,949
  Less: Allowance for loan losses                        (5,050)       (4,825)       (4,325)
                                                       --------      --------      --------
    Net loans                                           321,230       320,949       294,624

Premises and equipment, net                               5,549         5,503         5,043
Accrued income and other assets                          11,230         9,773         9,159
                                                       --------      --------      --------
    Total assets                                       $478,788      $477,964      $447,595
                                                       ========      ========      ========
Liabilities
Deposits
  Non-interest-bearing                                 $ 53,228      $ 61,221      $ 55,561
  Interest-bearing                                      357,316       348,918       329,231
                                                       --------      --------      --------
    Total deposits                                      410,544       410,139       384,792

Federal Home Loan Bank advances                          17,000        17,000        17,000
Accrued expense and other liabilities                     9,304        10,069         8,540
                                                       --------      --------      --------
    Total liabilities                                   436,848       437,208       410,332

Shareholders' equity
Preferred stock-$1 par value,
  2,000,000 shares authorized, none outstanding
Common stock-no par value, 5,000,000 shares authorized,
  shares outstanding: 3/31/99-3,011,790;
  12/31/98-2,957,398; 3/31/98-1,963,182                  31,027        30,283        29,943
Retained earnings                                        10,353         9,509         6,965
Net unrealized gain on securities, net of tax               560           964           355
                                                       --------      --------      --------
    Total shareholders' equity                           41,940        40,756        37,263
                                                       --------      --------      --------
    Total liabilities and shareholders' equity         $478,788      $477,964      $447,595
                                                       ========      ========      ========
-------------------------------------------------------------------------------------------
See accompanying notes.

Empire Banc Corporation - Consolidated Statement of Income

                                                 Year to Date
                                                   March 31
(in thousands, except per share data)           1999        1998
Interest income
Loans, including fees                        $ 7,428     $ 7,081
Securities: taxable                            1,599       1,414
            tax-exempt                            80          71
Federal funds sold                               148         142
                                             -------     -------
  Total interest income                        9,255       8,708

Interest expense
Deposits                                       3,748       3,749
Federal Home Loan Bank advances
  and other borrowings                           254         230
                                             -------     -------
  Total interest expense                       4,002       3,979
                                             -------     -------
  Net interest income                          5,253       4,729
Provision for loan losses                        256         282
                                             -------     -------
  Net interest income after
  provision for loan losses                    4,997       4,447

Non-interest income
Mortgage sales and servicing                     740         720
Service charges on deposit accounts              384         358
Trust income                                     832         760
Other service charges and fees                   165         146
Other income                                     267         110
                                             -------     -------
  Total non-interest income                    2,388       2,094

Non-interest expense
Salaries and employee benefits                 3,141       2,936
Premises and equipment                           654         513
Other                                          1,183       1,101
                                             -------     -------
  Total non-interest expense                   4,978       4,550
                                             -------     -------
  Income before federal income taxes           2,407       1,991
Federal income taxes                             797         654
                                             -------     -------
  Net income                                 $ 1,610     $ 1,337
                                             =======     =======
----------------------------------------------------------------
Earnings per share                           $   .53     $   .46
Diluted earnings per share                       .51         .42

Average shares outstanding                     3,023       2,951
Diluted average shares outstanding             3,166       3,157
----------------------------------------------------------------
See accompanying notes.

Empire Banc Corporation - Consolidated Statement of Comprehensive Income



                                                      Year to date
                                                        March 31
                                                   -----------------
(in thousands)                                     1999         1998
--------------------------------------------------------------------
Net income                                       $1,610       $1,337

Other comprehensive income
Unrealized gains (losses) on securities, net       (404)           2

                                                 ------       ------
Comprehensive income                             $1,206       $1,339
                                                 ======       ======
--------------------------------------------------------------------
See accompanying notes.

Empire Banc Corporation - Consolidated Statement of Cash Flows

                                                                   Year to Date March 31
(in thousands)                                                       1999           1998
Operating activities
Net income                                                       $ 1,610        $ 1,337
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization                                        248            201
Provision for loan losses                                            256            282
Mortgage loans originated for sale                               (33,270)       (35,252)
Sale of mortgage loans                                            37,168         36,442
Net amortization/accretion on securities                             103             29
Change in
  Interest receivable                                               (175)          (157)
  Interest payable                                                    (1)            73
  Other assets                                                    (1,282)          (366)
  Other liabilities                                                  154            656
                                                                 -------        -------
  Total adjustments                                                3,201          1,908
                                                                 -------        -------

    Net cash from operating activities                             4,811          3,245

Investing activities
Securities available for sale
  Proceeds from maturities                                        17,686          7,594
  Purchases                                                      (10,581)        (6,411)
Securities held to maturity
  Proceeds from maturities                                            --          3,965
  Purchases                                                           --         (2,987)
Loans granted net of repayments                                   (4,435)         2,248
Premises and equipment expenditures                                 (294)          (259)
                                                                  -------       -------
    Net cash from investing activities                             2,376          4,150

Financing activities
Net increase in deposits                                             405         (1,878)
Cash dividends paid                                                 (753)          (686)
Federal Home Loan Bank advances                                       --          5,000
Issuance of common stock                                              21            137
                                                                 -------        -------
    Net cash from financing activities                              (327)         2,573
                                                                 -------        -------
    Net change in cash and cash equivalents                        6,860          9,968

Beginning cash and cash equivalents                               21,340         32,233
                                                                 -------        -------
Ending cash and cash equivalents                                 $28,200        $42,201
                                                                 =======        =======
---------------------------------------------------------------------------------------
Interest paid                                                    $ 4,002        $ 3,906
Income taxes paid                                                     30             --
---------------------------------------------------------------------------------------
See accompanying notes.

Empire Banc Corporation - Consolidated Statement of Changes in
Shareholders' Equity


(in thousands)                                                         1999           1998
-------------------------------------------------------------------------------------------

Balance January 1                                                   $40,756        $36,199
Net income                                                            1,610          1,337
Common stock issued                                                     744            418
Dividends declared                                                     (766)          (693)
Net change in security valuation                                       (404)             2
                                                                    -------        -------
  Balance March 31                                                  $41,940        $37,263
                                                                    =======        =======
------------------------------------------------------------------------------------------
See accompanying notes.


Notes to Consolidated Financial Statements

Note-1 The consolidated financial statements include the accounts of Empire Banc Corporation and its wholly-owned subsidiary, Empire National Bank, after elimination of significant inter-company transactions and accounts. The statements have been prepared by management without audit by independent certified public accountants. However, these statements reflect all adjustments (consisting of normal recurring accruals) and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Empire Banc Corporation's Form 10-K for the year ended December 31, 1998.

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

Note-2 Earnings per share is based on weighted-average common and contingently issuable shares outstanding. Diluted earnings per share further assumes the dilutive effect of additional common shares issuable under stock options. A reconciliation of earnings per share and diluted earnings per share is presented below:


                                             Three Months Ending
                                                   March 31,
(in thousands, except per share data)         1999          1998
----------------------------------------------------------------
Net income                                 $ 1,610       $ 1,337
                                           =======       =======

Earnings per share
  Average common shares outstanding          3,012         2,943
  Average contingently issuable shares          11             8
                                             -----         -----
                                             3,023         2,951
                                             =====         =====
  Earnings per share                         $ .53         $ .46
                                             =====         =====


Diluted earnings per share
  Average shares outstanding, per above      3,023         2,951
  Effect of stock options                      143           206
                                             -----         -----
                                             3,166         3,157
                                             =====         =====
  Diluted earnings per share                 $ .51         $ .42
                                             =====         =====
----------------------------------------------------------------

Management's Discussion and Analysis

Summary

Empire Banc Corporation's 1999 first quarter earnings were $1,610,000, a 20% increase over 1998 first quarter results. Diluted earnings per share increased from $.42 per share in 1998 to $.51 in 1999. The return on assets was 1.34% for the quarter versus 1.22% in 1998. The return on equity was 15.42% compared to 14.47% in the prior year quarter.

Our operating results were achieved with growth in total revenues of 12% over the first quarter of 1998. Net interest income grew 11%, primarily due to the growth in average earning assets. Non-interest income increased 14% due to the growth in deposit and trust fees and a substantial increase in fees from the sales of investment products. Non-interest expense increased 9% from last year's first quarter.

In measuring asset quality net charge-offs were .04% of average loans in the first quarter of 1999, substantially below industry norms, and non-performing assets were .46% of loans at March 31, 1999. With the continued growth in the loan portfolio, the allowance for loan losses was increased $225,000 during the first quarter of 1999 to 1.55% of loans and 336% of non-performing assets at March 31, 1999.

Strong economic growth in the region, coupled with the Corporation's efforts to attract and retain customer relationships led to total assets of $479 million at March 31, 1999, a 7% increase during the last twelve months. Total deposits grew $26 million to $411 million and total loans increased 9% to $326 million at the end of the quarter.

Total shareholders' equity increased 13% during the last twelve months to $41.9 million, improving book value per share to $13.93 from the $12.65 at March 31, 1998.


Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in the three months ended March 31, 1999.


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

While the Corporation's current UNISYS mainframe hardware and software is Year 2000 compliant, a new system was installed during the first quarter of 1999, substantially increasing the capacity and efficiency of operations. This new system allowed for the testing of this banking software from Information Technology, Inc. during the installation of the hardware, without any disruption to daily processing and customer service. All testing will be completed by June 30, 1999, within the FFIEC published guidelines. No disruption in service due to a Year 2000 issue is anticipated.

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

Forward-looking statements in this Form 10-Q are based on current expectations and/or the assumptions made in the earnings simulation analyses, but numerous factors could cause variances in these projections, and their underlying assumptions, such as changes in interest rates, demand, the degree of competition and changes in laws, regulations or policy.


Net Interest Income
                                             Quarter Ending
                                                March 31
(in thousands)                              1999       1998
-----------------------------------------------------------
Interest income                           $9,255     $8,708
Taxable equivalent adjustment                 41         40
                                          ------     ------
  Interest income (TE)                     9,296      8,748
Interest expense                           4,002      3,979
                                          ------     ------
  Net interest income (TE)                $5,294     $4,769
                                          ======     ======
Increase (decrease) due to change in:
Volume                                    $  422     $  469
Rate                                         103         99
                                          ------     ------
  Total                                   $  525     $  568
                                          ======     ======
-----------------------------------------------------------

First quarter net interest income on a taxable equivalent ("TE") basis was $5.3 million, a 11% increase from the $4.8 million earned in the year ago quarter. Average earning assets increased 10% or $42 million while net interest margin, the other principal determinant of net interest income, increased from 4.72% to 4.76% in the quarter to quarter comparison. The prime rate declined 75 basis points ("bp") from 8.5% in the first quarter of 1998 to average 7.75% in 1999.

Average loans increased $21.1 million or 7%, from the first quarter of 1998, to $324.8 million for the current quarter. The commercial portfolio grew 19% or $25.2 million to average $157.6 million and average consumer loans increased 5% or $4.3 million to average $93.3 million. The mortgage loan portfolio declined $8.4 million, or 10% to average $73.9 million in the first quarter of 1999. The average rate earned on the loan portfolio declined 19 bp, influenced by the general decline in the prime rate, to average 9.28% in the current quarter.

Securities on average grew $18 million, or 19% from the first quarter of 1998. The average rate earned decreased 32 bp to 6.02% in the quarter to quarter comparison. The rate earned on overnight funds sold declined 78 bp and the average outstandings increased $2.2 million, to average $12.7 million.

Incremental funding for the earning asset growth came mainly from the $31.7 million or 10% growth in interest bearing deposits. Money market deposits increased $21.3 million, or 20%, time deposits grew $3.3 million, or 2%, savings and interest checking increased $3 million, or 4%, and rate sensitive time deposits over $100,000 increased on average $4 million or 42%. Federal Home Loan Bank advances increased $1.5 million on average. The average rate paid on interest bearing funds was 4.36%, compared to the 4.76% average paid in the first quarter of 1998. Non-interest bearing funds supporting earning assets increased 12% or $8.4 million compared to last year's first quarter.

Net Interest Income
Average Balances, Interest Income/Expense, Average Rates

Quarter Ending March 31,                1999                              1998
-------------------------------------------------------------------------------------------
                              Average           Average          Average            Average
(in thousands,                Balance  Interest    Rate          Balance  Interest     Rate
taxable equivalent)           -------------------------         ---------------------------
Assets
Loans, including fees*       $324,792    $7,434    9.28%        $303,693    $7,090     9.47%

Taxable securities            106,558     1,599    6.00%          89,824     1,414     6.30%
Tax-exempt securities*          7,343       116    6.29%           5,852       102     6.97%
                             --------    ------                 --------    ------
  Securities                  113,901     1,715    6.02%          95,676     1,516     6.34%

Federal funds sold             12,735       147    4.63%          10,517       142     5.41%
                             --------    ------                 --------    ------
  Earning assets              451,428     9,296    8.35%         409,886     8,748     8.66%

Cash and due from banks        14,413                             16,817
Other assets                   13,087                             10,361
                             --------                           --------
  Total assets               $478,928                           $437,064
                             ========                           ========
Liabilities and equity
CDs over $100,000            $ 13,860       160    4.62%        $  9,779       125     5.24%
Savings & interest checking    72,748       362    2.02%          69,733       387     2.25%
Money market deposits         126,564     1,218    3.90%         105,273     1,159     4.51%
Time deposits                 142,249     2,008    5.72%         138,970     2,078     6.06%
                             --------    ------                 --------    ------
  Interest-bearing deposits   355,421     3,748    4.28%         323,755     3,749     4.72%
FHLB advances and other        17,062       254    6.04%          15,537       230     5.99%
                             --------    ------                 --------    ------
  Interest-bearing
    liabilities               372,483     4,002    4.36%         339,292     3,979     4.76%
                             --------    ------                 --------    ------
Demand deposits                55,222                             52,959
Other liabilities               9,458                              7,848
Shareholders' equity           41,765                             36,965
                             --------                           --------
  Total liabilities
    and equity               $478,928                           $437,064
                             ========                           ========
Net interest spread (TE)                           3.99%                               3.90%
                                                   ====                                ====
Net interest income (TE)                 $5,294                             $4,769
                                         ======                             ======
Net interest margin (TE)                           4.76%                               4.72%
                                                   ====                                ====
-------------------------------------------------------------------------------------------
 * Interest income on tax-exempt securities and certain tax-exempt loans have been adjusted to a tax-equivalent basis.



Non-Interest Income
                                      Quarter Ending
                                          March 31
                                     Increase (decrease)
(in thousands)                         Amount  Percent
-----------------------------------------------------
Mortgage sales and servicing          $   20        3%
Deposit fees                              26        7%
Trust                                     72        9%
Service charges                           19       13%
Other income                             157      143%
                                      ------     ----
                                      $  294       14%
                                      ======     ====

Non-interest income for the first quarter totaled $2.4 million, a $294,000 or 14% increase from the first quarter of 1998. The change in other income was primarily the result of increased fee income from the sale of investment products, which grew $155,000 from the same period one year ago. Investment product sales were influenced by the 56% increase in gross commissions and the change from a managed program to a dual employee program beginning in 1999.




Non-Interest Expense
                                       Quarter Ending
                                           March 31
                                     Increase (decrease)
(in thousands)                         Amount  Percent
-----------------------------------------------------
Salaries and employee benefits        $  205        7%
Premises and equipment                   141       27%
Other                                     82        7%
                                      ------     ----
                                      $  428        9%
                                      ======     ====

Non-interest expenses for the first quarter totaled $5.0 million, an increase of $428,000, or 9%, from the first quarter of 1998.
Personnel related expenses, influenced by activity based commissions, merit increases and partner incentive award expense increased $205,000 or 7%. Premises and equipment expense was impacted principally by costs associated with technology improvements, increasing $73,000 and with costs of premises increasing $64,000, primarily attributable to enlargement of the main office facility to meet growing trust and commercial lending departments.

Asset Quality

Non-Performing Assets

(in thousands)                                    3/31/99         12/31/98        3/31/98
-----------------------------------------------------------------------------------------
Non-accrual loans                                  $  847           $1,283         $1,213
Renegotiated loans                                    395              408            209
                                                   ------           ------         ------
  Total non-performing loans                        1,242            1,691          1,422

Other real estate                                     260              221            204
                                                   ------           ------         ------
  Total non-performing assets                      $1,502           $1,912         $1,626
                                                   ======           ======         ======

Non-performing assets as a percent of total loans     .46%             .59%           .54%

Accruing loans 90 days or more past due            $    9           $  189         $  189


Total non-performing assets at March 31, 1999 decreased $124,000, or 8% from March of 1998, primarily due to the decrease in non-accrual loans. Non-performing assets are .46% of total loans at March 31, 1999 as compared to .54% in the prior year quarter. Loans identified as potential problem loans totaled $3.1 million at March 31, 1999, $2.4 million at December 31, 1998 and $2.5 million at March 31, 1998.

The following table summarizes the provision for loan losses, net loan losses and the allowance for loan losses.

                               Three Months   Twelve Months   Three Months
                                   Ended          Ended           Ended
(in thousands)                    3/31/99        12/31/98        3/31/98
---------------------------------------------------------------------------
Provision for loan losses          $  256          $1,215         $  282

Net loan losses                        31             515             82

Period-end allowance for
  loan losses                       5,050           4,825          4,325

Allowance as a percent of
  period-end loans                   1.55%           1.48%          1.45%

Net loan losses to average
  loans outstanding                   .04%            .17%           .11%

---------------------------------------------------------------------------

For the current quarter, net charge-offs decreased $51,000 from the same period in 1998. The allowance for loan losses increased $725,000 over the last twelve months and was 1.55% of total loans as of March 31, 1999. Management believes the increase in the allowance for loan losses is prudent with the continued growth in the commercial loan portfolio - $32 million from 1998 - coupled with the sustained period of national and local economic growth.

Under accounting guidance regarding impaired loans, at March 31, 1999 there were $1,062,000 in impaired loans with $547,000 for which an allowance for loan losses is allocated. Impaired loans totaled $1,239,000 and $1,130,000 at December 31, 1998 and March 31, 1998.

Investment Securities

Securities and their fair values at March 31, 1999 were as follows:

Available for sale
                                   Amortized          Unrealized            Fair
(in thousands)                          Cost        Gain      Loss         Value
--------------------------------------------------------------------------------
U.S. government and agency          $ 52,544       $ 376     $  28      $ 52,892
State and municipal                   13,802         156        19        13,939
Mortgage-backed                       22,981         161        74        23,068
Other                                 20,081          80        21        20,140
Equity                                 2,324         216        --         2,540
                                    --------       -----     -----      --------
                                    $111,732       $ 989     $ 142      $112,579
                                    ========       =====     =====      ========

There were no sales of securities during the three months ended March 31, 1999.

Shareholders' Equity and Capital Resources

Total equity at March 31, 1999 was $41.9 million, compared to $40.8 million and $37.2 million at December 31, 1998 and March
31, 1998. The Corporation declared $766,000, or $.25 per share, in dividends for the first quarter of 1999 as compared to $687,000, or $.23 per share in the first quarter of 1998. The quarterly dividend is a 7% increase over the first quarter 1998 cash dividend.

In April 1999 the board of directors of Empire Banc Corporation voted to increase the regular quarterly cash dividend to shareholders $.05, or 20%, to $.30 per share, effective with the second quarter. The dividend will be payable on or before July 31, 1999 to shareholders of record July 16, 1999.

Recorded in stockholders' equity during the first quarter of 1999 were unrealized losses of $404. Unrealized gains of $2 were recorded in the first quarter of 1998. At March 31, 1999 and 1998, the net unrealized gains totaled $560,000 and $355,000.


The following summarizes the consolidated Corporation's capital amounts and ratios.

                             Regulatory
                           Capital Standards
                           Well Capitalized                   Actual
                          -----------------      --------------------------------
(in thousands)                    3/31/99         3/31/99    12/31/98     3/31/98
---------------------------------------------------------------------------------

Risk-based capital amounts
Tier 1 leverage                  $ 23,883        $ 41,073    $ 39,475    $ 36,651
Tier 1 risk-based                  21,475          41,073      39,475      36,651
Total risk-based                   35,791          45,554      43,924      40,504

Risk-weighted assets                              357,910     355,566     315,059
Quarterly average assets                          477,662     479,524     436,364


Risk-based ratios
Tier 1 leverage                         5%           8.60%       8.23%       8.38%
Tier 1 risk-based                       6%          11.48%      11.10%      11.60%
Total risk-based                       10%          12.73%      12.35%      12.86%


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



                                   Empire Banc Corporation
                                   -----------------------
                                        (Registrant)

Date:  May 12, 1999
                                     /s/ James E. Dutmers, Jr.
                                  ---------------------------------------
                                   James E. Dutmers, Jr.
                                   Chairman and Chief Executive Officer

Date:  May 12, 1999
                                     /s/ William T. Fitzgerald, Jr.
                                  ---------------------------------------
                                   William T. Fitzgerald, Jr.
                                   Secretary, Treasurer & Chief Financial
                                   Officer
