Form 10-Q
period 1999-06-30
EMPIRE BANC CORP
filed 1999-08-13
CIK 810830

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                    ----------------------------------

                                FORM 10-Q

    Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

    For the quarterly period ended June 30, 1999.

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

                      Yes  X                       No

The number of shares outstanding of each of the issuer's classes of common stock was 3,011,790 shares of no par common stock outstanding as of June 30, 1999.

Empire Banc Corporation - Consolidated Balance Sheet

                                                        June 30   December 31       June 30
(in thousands, except share data)                          1999          1998          1998
Assets
Cash and due from banks                                $ 20,724      $ 15,740      $ 22,233
Federal funds sold                                        6,700         5,600        18,200
                                                       --------      --------      --------
  Cash and cash equivalents                              27,424        21,340        40,433

Securities
  Available for sale, at fair value                     113,929       120,399        70,221
  Held to maturity                                                                   33,886
  (fair value: 6/30/98-$34,097)

Loans                                                   337,491       325,774       307,606
  Less: Allowance for loan losses                        (5,150)       (4,825)       (4,350)
                                                       --------      --------      --------
    Net loans                                           332,341       320,949       303,256

Premises and equipment, net                               5,723         5,503         5,126
Accrued income and other assets                          12,401         9,773         9,404
                                                       --------      --------      --------
    Total assets                                       $491,818      $477,964      $462,326
                                                       ========      ========      ========
Liabilities
Deposits
  Non-interest-bearing                                 $ 64,988      $ 61,221      $ 67,746
  Interest-bearing                                      358,318       348,918       330,499
                                                       --------      --------      --------
    Total deposits                                      423,306       410,139       398,245

Federal Home Loan Bank advances                          17,000        17,000        17,000
Accrued expense and other liabilities                     9,509        10,069         9,131
                                                       --------      --------      --------
    Total liabilities                                   449,815       437,208       424,376

Shareholders' equity
Preferred stock-$1 par value,
  2,000,000 shares authorized, none outstanding
Common stock-no par value, 5,000,000 shares authorized,
  shares outstanding: 6/30/99-3,011,790;
  12/31/98-2,957,398; 6/30/98-2,944,773                  31,114        30,283        29,943
Retained earnings                                        11,168         9,509         7,646
Net unrealized gain(loss) on securities, net of tax        (279)          964           361
                                                       --------      --------      --------
    Total shareholders' equity                           42,003        40,756        37,950
                                                       --------      --------      --------
    Total liabilities and shareholders' equity         $491,818      $477,964      $462,326
                                                       ========      ========      ========
-------------------------------------------------------------------------------------------
See accompanying notes.

Empire Banc Corporation - Consolidated Statement of Income

                                                 Quarter Ending          Year to date
                                                     June 30                June 30
(in thousands, except per share data)           1999        1998        1999        1998
Interest income
Loans, including fees                        $ 7,544     $ 7,082     $14,972     $14,163
Securities: taxable                            1,609       1,529       3,208       2,943
            tax-exempt                            75          52         155         123
Federal funds sold                               118         177         266         319
                                             -------     -------     -------     -------
  Total interest income                        9,346       8,840      18,601      17,548

Interest expense
Deposits                                       3,747       3,754       7,495       7,503
Federal Home Loan Bank advances
  and other borrowings                           257         256         511         486
                                             -------     -------     -------     -------
  Total interest expense                       4,004       4,010       8,006       7,989
                                             -------     -------     -------     -------
  Net interest income                          5,342       4,830      10,595       9,559
Provision for loan losses                        130          83         386         365
                                             -------     -------     -------     -------
  Net interest income after
  provision for loan losses                    5,212       4,747      10,209       9,194

Non-interest income
Mortgage sales                                   506         692       1,182       1,365
Service charges on deposit accounts              420         368         803         726
Trust income                                     746         737       1,578       1,497
Other service charges and fees                   419         375         889         657
Other income                                      27          25          54          46
                                             -------     -------     -------     -------
  Total non-interest income                    2,118       2,197       4,506       4,291

Non-interest expense
Salaries and employee benefits                 2,994       3,325       6,135       6,261
Premises and equipment                           665         575       1,319       1,088
Other                                          1,097         918       2,280       2,019
                                             -------     -------     -------     -------
  Total non-interest expense                   4,756       4,818       9,734       9,368
                                             -------     -------     -------     -------
  Income before federal income taxes           2,574       2,126       4,981       4,117
Federal income taxes                             856         709       1,653       1,363
                                             -------     -------     -------     -------
  Net income                                 $ 1,718     $ 1,417     $ 3,328     $ 2,754
                                             =======     =======     =======     =======
----------------------------------------------------------------------------------------
Earnings per share                             $ .57       $ .48       $1.10       $ .93
Diluted earnings per share                       .54         .45        1.05         .87

Average shares outstanding                     3,025       2,954       3,024       2,953
Diluted average shares outstanding             3,165       3,164       3,166       3,160
----------------------------------------------------------------------------------------
See accompanying notes.

Empire Banc Corporation - Consolidated Statement of Comprehensive Income


                                                   Quarter Ending         Year to date
                                                       June 30               June 30
(in thousands)                                     1999      1998        1999      1998
-----------------------------------------------------------------------------------------
Net income                                       $1,718    $1,417      $3,328    $2,754

Other comprehensive income
Unrealized gains (losses) on securities, net       (839)        6      (1,243)        8

                                                 ------    ------      ------    ------
Comprehensive income                             $  879    $1,423      $2,085    $2,762
                                                 ======    ======      ======    ======
-----------------------------------------------------------------------------------------
See accompanying notes.

Empire Banc Corporation - Consolidated Statement of Cash Flows

                                                                   Year to Date June 30
(in thousands)                                                      1999           1998
Operating activities
Net income                                                       $ 3,328        $ 2,754
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization                                        531            444
Provision for loan losses                                            386            365
Mortgage loans originated for sale                               (60,897)       (68,577)
Sale of mortgage loans                                            65,247         70,420
Net amortization/accretion on securities                             260            (31)
Change in
  Interest receivable                                               (276)          (199)
  Other assets                                                    (2,352)          (572)
  Accrued expense and other liabilities                              727          1,272
                                                                 -------        -------
  Total adjustments                                                3,626          3,122
                                                                 -------        -------

    Net cash from operating activities                             6,954          5,876

Investing activities
Securities available for sale
  Proceeds from maturities                                        33,617         13,742
  Purchases                                                      (29,290)       (18,198)
Securities held to maturity
  Proceeds from maturities                                            --         12,782
  Purchases                                                           --        (13,636)
Loans granted net of repayments                                  (16,128)        (7,120)
Premises and equipment expenditures                                 (751)          (585)
                                                                  -------       -------
    Net cash from investing activities                           (12,552)       (13,015)

Financing activities
Net increase in deposits                                          13,167         11,575
Cash dividends paid                                               (1,506)        (1,373)
Federal Home Loan Bank advances                                    3,000         10,000
Federal Home Loan Bank repayments                                 (3,000)        (5,000)
Issuance of common stock                                              21            137
                                                                 -------        -------
    Net cash from financing activities                            11,682         15,339
                                                                 -------        -------
    Net change in cash and cash equivalents                        6,084          8,200

Beginning cash and cash equivalents                               21,340         32,233
                                                                 -------        -------
Ending cash and cash equivalents                                 $27,424        $40,433
                                                                 =======        =======
---------------------------------------------------------------------------------------
Interest paid                                                    $ 8,021        $ 7,982
Income taxes paid                                                  1,330          1,425
---------------------------------------------------------------------------------------
See accompanying notes.

Empire Banc Corporation - Consolidated Statement of Changes in
Shareholders' Equity


(in thousands)                                                         1999           1998
-------------------------------------------------------------------------------------------

Balance January 1                                                   $40,756        $36,199
Net income                                                            3,328          2,754
Common stock issued                                                     832            418
Dividends declared                                                   (1,670)        (1,429)
Net change in security valuation                                     (1,243)             8
                                                                    -------        -------
  Balance June 30                                                   $42,003        $37,950
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

Certain prior amounts have been reclassified to conform with current period presentation.

Note-2 Earnings per share is based on weighted-average common and contingently issuable shares outstanding. Diluted earnings per share further assumes the dilutive effect of additional common shares issuable under stock options. A reconciliation of earnings per share and diluted earnings per share is presented below:

                                               Quarter Ending          Year to date
                                                   June 30                June 30
(in thousands, except per share data)         1999        1998         1999        1998
---------------------------------------------------------------------------------------
Net income                                 $ 1,718     $ 1,417      $ 3,328     $ 2,754
                                           =======     =======      =======     =======

Earnings per share
  Average common shares outstanding          3,012       2,944        3,012       2,944
  Average contingently issuable shares          13          10           12           9
                                             -----       -----        -----       -----
                                             3,025       2,954        3,024       2,953
                                             =====       =====        =====       =====
  Earnings per share                         $ .57       $ .48        $1.10       $ .93
                                             =====       =====        =====       =====


Diluted earnings per share
  Average shares outstanding, per above      3,025       2,954        3,024       2,953
  Effect of stock options                      140         210          142         207
                                             -----       -----        -----       -----
                                             3,165       3,164        3,166       3,160
                                             =====       =====        =====       =====
  Diluted earnings per share                 $ .54       $ .45        $1.05       $ .87
                                             =====       =====        =====       =====
---------------------------------------------------------------------------------------

Management's Discussion and Analysis

Summary

Empire Banc Corporation's 1999 second quarter earnings were $1,718,000, a 21% increase over 1998 second quarter results. Diluted earnings per share increased from $.45 per share in 1998 to $.54 in the second quarter of 1999. The return on assets was 1.41% for the quarter versus 1.27% in 1998. The return on equity was 16.16% compared to 15.02% in the prior year quarter.

Net income for the first six months of 1999 was $3,328,000, or $1.05 per share, a 21 percent increase from the same period in 1998. The return on equity of 15.9% and return on assets of 1.38%, exceed the 14.9% and 1.25% recorded for the first six months of 1998.

Our operating results were achieved with growth in total revenues of 9% over the first six months of 1998. Net interest income grew 11%, primarily due to the growth in average earning assets. Non-interest income increased 5% with the growth in deposit fees, trust fees and fees related to the sale of investment products. Non-interest expense increased 4% over the same period in 1998.

In measuring asset quality, net charge-offs were .04% of average loans for the first six months of 1999, substantially below industry norms, and non-performing assets were .88% of loans at June 30, 1999. With the continued growth in the loan portfolio, the allowance for loan losses was increased $100,000 during the second quarter of 1999 and is 1.53% of loans and 173% of non-performing assets at June 30, 1999.

Strong economic growth in the region, coupled with the Corporation's efforts to attract and retain customer relationships led to total assets of $492 million at June 30, 1999, a 6% increase during the last twelve months. Total deposits grew $25 million, or 6%, to $423 million and total loans increased 10% to $337 million over the last year.

Total shareholders' equity increased 11% during the last twelve months to $42 million, improving book value per share to $13.95 from the $12.89 at June 30, 1998.


Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in the six months ended June 30, 1999.

Other Matters

The Corporation has a comprehensive written Year 2000 plan approved by the board of directors and a Year 2000 management committee overseeing the efforts. The plan includes all facets of the Corporation's business from physical plant and equipment issues through all computer hardware and software and major customers.

The Corporation uses major external third-party vendors to the banking industry for the mainframe and personal computer hardware and software.
These well-known, national third-party providers for mission critical systems have provided written assurances that they are Year 2000 ready and their systems have been fully tested internally or through proxy at customer sites. The Corporation does not use any custom-programmed software. Another area reviewed is systems which utilize embedded microchips, such as heating, air conditioning, security and other related systems. Vendors for these systems have been contacted to evaluate their Year 2000 compliance and no Year 2000 issues are anticipated.

A new UNISYS mainframe Clearpath 4600 was installed in April, 1999 which substantially increased the capacity and efficiency of operations. This new system was thoroughly tested in the Corporation's data center for Year 2000 compliance. This new system also allowed for the testing of the Corporation's core processing system from Information Technology, Inc. during the installation of the hardware, without any disruption of daily processing or customer service. All testing is completed and the systems are in production. No disruption in service due to a Year 2000 issue is anticipated.

Management has addressed the financial implications of preparing for the Year 2000. The readiness of the software used for mission critical systems is included in the cost of normal maintenance of those systems and management does not expect any additional charges. Some minor hardware replacements have been needed. Those expenditures are less than $50,000. The Corporation has the necessary technology staffing and has allocated the resources within its 1999 technology plan for testing and implementation of its Year 2000 plan.

The Corporation has prepared for any unforeseen Year 2000 issues by developing a business resumption plan. This plan has been desk tested for reasonableness and completeness.

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

Certain statements contained in this section "Other Matters" constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied by such forward looking statements.

Such factors may include, but are not limited to, the severity of issues not uncovered during the testing of the Corporation's own system, the the severity of Year 2000 problems encountered by third party service providers and the Corporation's borrowers, additional initiatives by regulators, and the costs of Year 2000 professionals generally in the event problems are encountered.

Forward-looking statements in this Form 10-Q are based on current expectations and/or the assumptions made in earnings simulation analyses, but numerous factors could cause variances in these projections, and their underlying assumptions, such as changes in interest rates, demand, the degree of competition and changes in laws, regulations or policy.


Net Interest Income
                                             Quarter Ending     Year to date
                                                June 30            June 30
(in thousands)                              1999       1998     1999    1998
------------------------------------------------------------------------------
Interest income                           $9,346     $8,840   $18,601  $17,548
Taxable equivalent adjustment                 38         30        79       70
                                          ------     ------   -------  -------
  Interest income (TE)                     9,384      8,870    18,680   17,618
Interest expense                           4,004      4,010     8,006    7,989
                                          ------     ------   -------  -------
  Net interest income (TE)                $5,380     $4,860   $10,674  $ 9,629
                                          ======     ======   =======  =======
Increase (decrease) due to change in:
Volume                                    $  473     $  409   $   882  $   880
Rate                                          47        (57)      163       40
                                          ------     ------   -------  -------
  Total                                   $  520     $  352   $ 1,045  $   920
                                          ======     ======   =======  =======
------------------------------------------------------------------------------

Second quarter net interest income on a taxable equivalent ("TE") basis was $5.4 million, an 11% increase from the $4.9 million earned in the year ago quarter. Average earning assets increased 9% or $39 million while the net interest margin, the other principal determinant of net interest income, increased from 4.66% to 4.72% in the quarter to quarter comparison. The prime rate declined 75 basis points ("bp") from 8.5% in the second quarter of 1998 to average 7.75% in 1999.

Average loans increased $30 million or 10%, from the second quarter of 1998, to $332.6 million for the current quarter with the commercial portfolio growing 24%, or $32.3 million.

Incremental funding for the earning asset growth came mainly from the $31 million, or 10%, growth in interest bearing deposits. The average rate paid on interest bearing funds was 4.30%, compared to the 4.71% average paid in the second quarter of 1998.

Net interest income (TE) has increased $1.0 million, or 11%, to $10.7 million for the first six months of 1999 as average earning assets have increased $40 million from 1998. The year-to-date net interest margin is 4.74% compared to the 4.69% earned in the first six months of 1998.

Average outstanding loans have increased $25 million and securities $13 million from the first six months of 1998. Total deposits have increased on average $34 million from 1998 and average $414 million for the first six months of 1999. Average money market deposits have grown by $23 million, or 22%, from 1998. Average non-interest bearing funds supporting earning assets increased $7 million, or 10%, from the first six months of 1998.

Net Interest Income
Average Balances, Interest Income/Expense, Average Rates

Quarter ending June 30,                1999                              1998
-------------------------------------------------------------------------------------------
                              Average           Average          Average            Average
(in thousands,                Balance  Interest    Rate          Balance  Interest     Rate
taxable equivalent)           -------------------------         ---------------------------
Assets
Loans, including fees*       $332,563    $7,549    9.11%        $302,804    $7,089     9.39%

Taxable securities            107,709     1,609    5.98%          97,970     1,529     6.24%
Tax-exempt securities*          6,779       107    6.29%           4,167        75     7.21%
                             --------    ------                 --------    ------
  Securities                  114,488     1,716    6.00%         102,137     1,604     6.28%

Federal funds sold             10,178       119    4.63%          12,933       177     5.41%
                             --------    ------                 --------    ------
  Earning assets              457,229     9,384    8.23%         417,874     8,870     8.51%

Cash and due from banks        15,933                             17,654
Other assets                   13,172                             10,710
                             --------                           --------
  Total assets               $486,334                           $446,238
                             ========                           ========
Liabilities and equity
CDs over $100,000            $ 12,599       145    4.56%        $ 10,522       139     5.22%
Savings & interest checking    73,849       370    2.01%          71,496       398     2.23%
Money market deposits         127,270     1,231    3.88%         104,394     1,155     4.44%
Time deposits                 142,369     2,001    5.64%         138,333     2,062     5.98%
                             --------    ------                 --------    ------
  Interest-bearing deposits   356,087     3,747    4.22%         324,745     3,754     4.64%
FHLB advances and other        17,103       257    6.04%          17,000       256     6.04%
                             --------    ------                 --------    ------
  Interest-bearing
    liabilities               373,190     4,004    4.30%         341,745     4,010     4.71%
                             --------    ------                 --------    ------
Demand deposits                60,339                             58,346
Other liabilities              10,282                              8,409
Shareholders' equity           42,523                             37,738
                             --------                           --------
  Total liabilities
    and equity               $486,334                           $446,238
                             ========                           ========
Net interest spread (TE)                           3.93%                               3.80%
                                                   ====                                ====
Net interest income (TE)                 $5,380                             $4,860
                                         ======                             ======
Net interest margin (TE)                           4.72%                               4.66%
                                                   ====                                ====
-------------------------------------------------------------------------------------------
 * Interest income on tax-exempt securities and certain tax-exempt loans have been adjusted to a tax-equivalent basis.


Net Interest Income
Average Balances, Interest Income/Expense, Average Rates

Year to date June 30,                  1999                               1998
-------------------------------------------------------------------------------------------
                              Average           Average          Average            Average
(in thousands,                Balance  Interest    Rate          Balance  Interest     Rate
taxable equivalent)           -------------------------         ---------------------------
Assets
Loans, including fees*       $328,699   $14,984    9.19%        $303,246   $14,179     9.43%

Taxable securities            107,137     3,208    5.99%          93,920     2,943     6.27%
Tax-exempt securities*          7,059       222    6.29%           5,005       177     7.08%
                             --------    ------                 --------    ------
  Securities                  114,196     3,430    6.01%          98,925     3,120     6.31%

Federal funds sold             11,450       266    4.63%          11,731       319     5.41%
                             --------    ------                 --------    ------
  Earning assets              454,345    18,680    8.29%         413,902    17,618     8.58%

Cash and due from banks        15,177                             17,238
Other assets                   13,130                             10,536
                             --------                           --------
  Total assets               $482,652                           $441,676
                             ========                           ========
Liabilities and equity
CDs over $100,000            $ 13,226       305    4.59%        $ 10,152       263     5.16%
Savings & interest checking    73,302       732    2.01%          70,620       786     2.24%
Money market deposits         127,508     2,449    3.87%         104,831     2,313     4.45%
Time deposits                 142,309     4,009    5.68%         138,650     4,141     6.02%
                             --------    ------                 --------    ------
  Interest-bearing deposits   356,345     7,495    4.24%         324,253     7,503     4.67%
FHLB advances and other        17,083       511    6.04%          16,272       486     6.02%
                             --------    ------                 --------    ------
  Interest-bearing
    liabilities               373,428     8,006    4.32%         340,525     7,989     4.73%
                             --------    ------                 --------    ------
Demand deposits                57,796                             55,880
Other liabilities               9,282                              7,918
Shareholders' equity           42,146                             37,353
                             --------                           --------
  Total liabilities
    and equity               $482,652                           $441,676
                             ========                           ========
Net interest spread (TE)                           3.97%                               3.85%
                                                   ====                                ====
Net interest income (TE)                $10,674                             $9,629
                                         ======                             ======
Net interest margin (TE)                           4.74%                               4.69%
                                                   ====                                ====
-------------------------------------------------------------------------------------------
 * Interest income on tax-exempt securities and certain tax-exempt loans have been adjusted to a tax-equivalent basis.



Non-Interest Income
                                     Quarter Ending          Year to date
                                        June 30                June 30
                                   Increase (decrease)    Increase (decrease)
                                   ------------------     ------------------
(in thousands)                      Amount    Percent      Amount    Percent
-----------------------------------------------------------------------------
Mortgage sales                      $ (186)      (27%)     $ (183)      (13%)
Deposit fees                            52        14%          77        11%
Trust                                    9         1%          81         5%
Service charges                         44        12%         232        35%
Other income                             2         7%           8        16%
                                    ------       ---       ------       ---
                                    $  (79)       (4%)     $  215         5%
                                    ======       ===       ======       ===

Non-interest income for the second quarter totaled $2.1 million, a $79,000, or 4%, decrease from the second quarter of 1998 primarily due to the reduction in mortgage gains. The increase in service charges during the quarter includes an $83,000 increase in investment product fees over second quarter 1998.

Non-interest income has grown $215,000, or 5%, for the first six months of 1999 over last year. Decreased income from mortgage sales has been offset by increased service charge income fueled by fees from sales of investment products increasing $238,000 for the year and solid gains in trust and deposit fee revenue. Investment product sales were influenced by the 50% increase in gross commissions and the change from a managed program to a dual employee program beginning in 1999.

Non-Interest Expense
                                       Quarter Ending          Year to date
                                           June 30                June 30
                                     Increase (decrease)    Increase (decrease)
                                     ------------------     ------------------
(in thousands)                        Amount   Percent       Amount   Percent
------------------------------------------------------------------------------
Salaries and employee benefits        $ (331)     (10%)      $ (126)     (2%)
Premises and equipment                    90       16%          231      21%
Other                                    179       19%          261      13%
                                      ------      ---        ------     ---
                                      $  (62)      (1%)      $  366       4%
                                      ======      ===        ======     ===

Non-interest expenses for the second quarter totaled $4.8 million and year-to-date $9.7 million, which is a $66,000, or 4%, increase over the first six months of 1998. Normal expected increases in salaries and employee benefits were offset by reduced benefit costs related to the decrease in the Corporation's stock price. Premises and equipment expense was impacted by costs associated with technology improvements and costs of enlarging the main office facility. Increasing lending and deposit volumes fueled increases in activity based expenses substantially accounting for the increase in other expense.


Asset Quality

Non-Performing Assets
(in thousands)                                    6/30/99         12/31/98        6/30/98
-----------------------------------------------------------------------------------------
Non-accrual loans                                  $2,039           $1,283         $1,348
Renegotiated loans                                    616              408            277
                                                   ------           ------         ------
  Total non-performing loans                        2,655            1,691          1,625

Other real estate                                     330              221            282
                                                   ------           ------         ------
  Total non-performing assets                      $2,985           $1,912         $1,907
                                                   ======           ======         ======

Non-performing assets as a percent of total loans     .88%             .59%           .62%

Accruing loans 90 days or more past due            $    4           $  189         $  315


Total non-performing assets at June 30, 1999 increased $1,078,000, or 56% from June of 1998, with the increase in non-accrual loans of $691,000 and $339,000 in renegotiated loans. Non-performing assets are 88% of total loans at June 30, 1999 as compared to .62% in the prior year. Loans identified as potential problem loans totaled $1.6 million at June 30, 1999, $2.4 million at December 31, 1998 and $2.4 million at June 30, 1998.

The following table summarizes the provision for loan losses, net loan losses and the allowance for loan losses.

                              Three      Three       Six      Twelve       Six
                             Months     Months    Months      Months    Months
                              Ended      Ended     Ended       Ended     Ended
(in thousands)              6/30/99    6/30/98   6/30/99    12/31/98   6/30/98
------------------------------------------------------------------------------
Provision for loan losses    $  130     $   83    $  386      $1,215    $  365

Net loan losses                  30         58        61         515       140

Period-end allowance for
  loan losses                                      5,150       4,825     4,350

Allowance as a percent of
  period-end loans                                  1.53%       1.48%     1.41%

Net loan losses to average
  loans outstanding                                  .04%        .17%      .09%

-------------------------------------------------------------------------------

Year-to-date net charge-offs decreased $79,000 from the same period in 1998. The allowance for loan losses increased $800,000 over the last twelve months and was 1.53% of total loans as of June 30, 1999. Management believes the increase in the allowance for loan losses is prudent with the continued growth in outstanding loans and a shift in mix of outstanding loan type. The total loan portfolio has grown $30 million since June, 1998. The commercial loan portfolio has increased $31 million since June of last year comprising 50% of the total loan portfolio as of June 30, 1999, up from 44% one year ago. Outstanding mortgage loans have declined to 21% of the loan portfolio as of June 30, 1999, compared to 25% of the portfolio as of June, 1998.

Under accounting guidance regarding impaired loans, at June 30, 1999 there were $2,217,000 in impaired loans with $458,000 for which an allowance for loan losses is allocated. Impaired loans totaled $1,239,000 and $1,150,000 at December 31, 1998 and June 30, 1998.

Investment Securities

Securities and their fair values at June 30, 1999 were as follows:

Available for sale
                                   Amortized          Unrealized            Fair
(in thousands)                          Cost        Gain      Loss         Value
--------------------------------------------------------------------------------
U.S. government and agency          $ 53,245       $ 113     $ 217      $ 53,141
State and municipal                   16,022          94       161        15,955
Mortgage-backed                       24,697          48       383        24,362
Corporate notes                       18,064           5       121        17,948
Equity                                 2,324         199        --         2,523
                                    --------       -----     -----      --------
                                    $114,352       $ 459     $ 882      $113,929
                                    ========       =====     =====      ========

There were no sales of securities during the six months ended June 30, 1999.

Shareholders' Equity and Capital Resources

Total equity at June 30, 1999 was $42.0 million, compared to $40.8 million and $37.9 million at December 31, 1998 and June 30, 1998. The Corporation's board of directors raised the quarterly dividend 20% to $.30 per share in the second quarter of 1999. Cash dividends for 1999 have totaled $1,670,000, or $.55 per share, compared to the $1,429,000, or $.48 per share, for the first six months of 1998, a 15% increase.

Recorded in stockholders' equity during the second quarter of 1999 were unrealized losses of $838. Unrealized gains of $6 were recorded in the second quarter of 1998. At June 30, 1999, the net unrealized losses totaled $279,000. At June 30, 1998, the net unrealized gains totaled $361,000.


The following summarizes the consolidated Corporation's capital amounts and ratios.

                             Regulatory
                           Capital Standards
                           Well Capitalized                   Actual
                          -----------------      --------------------------------
(in thousands)                    6/30/99         6/30/99    12/31/98     6/30/98
---------------------------------------------------------------------------------

Risk-based capital amounts
Tier 1 leverage                  $ 24,274        $ 41,985    $ 39,475    $ 37,252
Tier 1 risk-based                  22,345          41,985      39,475      37,252
Total risk-based                   37,242          46,646      43,924      41,377

Risk-weighted assets                              372,422     355,566     329,815
Quarterly average assets                          485,487     479,524     445,545


Risk-based ratios
Tier 1 leverage                         5%           8.65%       8.23%       8.36%
Tier 1 risk-based                       6%          11.27%      11.10%      11.29%
Total risk-based                       10%          12.53%      12.35%      12.55%


Risk-based capital ratios for the Corporation continue to be well above the guidelines established for well-capitalized institutions, which is the highest capital standard.

Empire Banc Corporation


Part II - Other Information



Item 4.  Submission of matters to a vote of security holders

(a) Annual meeting of shareholders of Empire Banc Corporation held May 13, 1999.

(c)   Election of three (3) directors to serve until the annual
meeting of shareholders in 2002.
                                          Withhold
                                    For  Authority    Non-vote

              Robert L. Israel              2,748,764        375     262,651
              President & Chief
              Operating Officer
              Empire Banc Corporation
              and Empire National Bank

              John M. Rockwood, Jr.         2,707,921     41,218     262,651
              President & Chief
              Executive Officer
              Munson Healthcare

              Louis A. Smith                2,742,806      6,333     262,651
              Smith & Johnson
              Attorneys, P.C.


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



                                   Empire Banc Corporation
                                   -----------------------
                                        (Registrant)

Date:  August 13, 1999
                                     /s/ James E. Dutmers, Jr.
                                   ---------------------------------------
                                   James E. Dutmers, Jr.
                                   Chairman and Chief Executive Officer

Date:  August 13, 1999
                                     /s/ William T. Fitzgerald, Jr.
                                   ---------------------------------------
                                   William T. Fitzgerald, Jr.
                                   Secretary, Treasurer & Chief Financial
                                   Officer
