Form 10-Q
period 1999-09-30
EMPIRE BANC CORP
filed 1999-11-12
CIK 810830

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                    ----------------------------------

                                FORM 10-Q

    Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

    For the quarterly period ended September 30, 1999.

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

                      Yes  X                       No

The number of shares outstanding of each of the issuer's classes of common stock was 3,011,790 shares of no par common stock outstanding as of September 30, 1999.

Empire Banc Corporation - Consolidated Balance Sheet

                                                   September 30   December 31  September 30
(in thousands, except share data)                          1999          1998          1998
Assets
Cash and due from banks                                $ 13,336      $ 15,740      $ 18,604
Federal funds sold                                       22,200         5,600        14,300
                                                       --------      --------      --------
  Cash and cash equivalents                              35,536        21,340        32,904

Securities
  Available for sale, at fair value                     109,794       120,399        78,919
  Held to maturity                                                                   39,590
  (fair value: 9/30/98-$40,221)

Loans                                                   347,229       325,774       315,227
  Less: Allowance for loan losses                        (5,250)       (4,825)       (4,650)
                                                       --------      --------      --------
    Net loans                                           341,979       320,949       310,577

Premises and equipment, net                               6,008         5,503         5,643
Accrued income and other assets                          12,579         9,773         9,323
                                                       --------      --------      --------
    Total assets                                       $505,896      $477,964      $476,956
                                                       ========      ========      ========
Liabilities
Deposits
  Non-interest-bearing                                 $ 63,013      $ 61,221      $ 62,329
  Interest-bearing                                      372,472       348,918       349,255
                                                       --------      --------      --------
    Total deposits                                      435,485       410,139       411,584

Federal Home Loan Bank advances                          17,000        17,000        17,000
Accrued expense and other liabilities                    10,540        10,069         8,630
                                                       --------      --------      --------
    Total liabilities                                   463,025       437,208       437,214

Shareholders' equity
Preferred stock-$1 par value,
  2,000,000 shares authorized, none outstanding
Common stock-no par value, 5,000,000 shares authorized,
  shares outstanding: 9/30/99-3,011,790;
  12/31/98-2,957,398; 9/30/98-2,957,398                  31,132        30,283        30,258
Retained earnings                                        12,111         9,509         8,489
Net unrealized gain(loss) on securities, net of tax        (372)          964           995
                                                       --------      --------      --------
    Total shareholders' equity                           42,871        40,756        39,742
                                                       --------      --------      --------
    Total liabilities and shareholders' equity         $505,896      $477,964      $476,956
                                                       ========      ========      ========
-------------------------------------------------------------------------------------------
See accompanying notes.

Empire Banc Corporation - Consolidated Statement of Income

                                                 Quarter Ending           Year to date
                                                  September 30            September 30
(in thousands, except per share data)           1999        1998        1999        1998
Interest income
Loans, including fees                        $ 7,736     $ 7,343     $22,708     $21,506
Securities: taxable                            1,603       1,615       4,811       4,558
            tax-exempt                            74          67         229         190
Federal funds sold                               246         305         512         624
                                             -------     -------     -------     -------
  Total interest income                        9,659       9,330      28,260      26,878

Interest expense
Deposits                                       3,915       3,985      11,410      11,488
Federal Home Loan Bank advances
  and other borrowings                           260         259         771         745
                                             -------     -------     -------     -------
  Total interest expense                       4,175       4,244      12,181      12,233
                                             -------     -------     -------     -------
  Net interest income                          5,484       5,086      16,079      14,645
Provision for loan losses                        104         552         490         917
                                             -------     -------     -------     -------
  Net interest income after
  provision for loan losses                    5,380       4,534      15,589      13,728

Non-interest income
Mortgage sales                                   411         567       1,593       1,932
Deposit fees                                     415         368       1,218       1,094
Trust                                            788         684       2,366       2,181
Service charges                                  428         374       1,317       1,028
Other income                                      26          23          80          72
Security gains (losses)                          (53)        138         (53)        138
                                             -------     -------     -------     -------
  Total non-interest income                    2,015       2,154       6,521       6,445

Non-interest expense
Salaries and employee benefits                 2,827       2,593       8,962       8,854
Premises and equipment                           630         585       1,949       1,673
Other                                          1,169       1,130       3,449       3,149
                                             -------     -------     -------     -------
  Total non-interest expense                   4,626       4,308      14,360      13,676
                                             -------     -------     -------     -------
  Income before federal income taxes           2,769       2,380       7,750       6,497
Federal income taxes                             923         797       2,576       2,160
                                             -------     -------     -------     -------
  Net income                                 $ 1,846     $ 1,583     $ 5,174     $ 4,337
                                             =======     =======     =======     =======
----------------------------------------------------------------------------------------
Earnings per share                             $ .61       $ .53       $1.71       $1.47
Diluted earnings per share                       .58         .50        1.63        1.37

Average shares outstanding                     3,025       2,967       3,024       2,958
Diluted average shares outstanding             3,164       3,169       3,165       3,163
----------------------------------------------------------------------------------------
See accompanying notes.

Empire Banc Corporation - Consolidated Statement of Comprehensive Income


                                                   Quarter Ending         Year to date
                                                    September 30          September 30
(in thousands)                                     1999      1998        1999      1998
-----------------------------------------------------------------------------------------
Net income                                       $1,846    $1,583      $5,174    $4,337

Other comprehensive income
Unrealized gains (losses) on securities, net       (128)      725      (1,371)      733

Reclassification adjustment for amounts
realized on security sales included in
net income                                           35       (91)         35       (91)
                                                 ------    ------      ------    ------
Comprehensive income                             $1,753    $2,217      $3,838    $4,979
                                                 ======    ======      ======    ======
-----------------------------------------------------------------------------------------
See accompanying notes.

Empire Banc Corporation - Consolidated Statement of Cash Flows

                                                                 Year to Date September 30
(in thousands)                                                      1999           1998
Operating activities
Net income                                                       $ 5,174        $ 4,337
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization                                        813            683
Provision for loan losses                                            157            917
Mortgage loans originated for sale                               (80,978)       (98,643)
Sale of mortgage loans                                            85,958         98,789
Net realized (gain) loss on securities                                53           (138)
Net amortization/accretion on securities                             414            (21)
Change in
  Interest receivable                                               (294)          (358)
  Other assets                                                    (2,512)          (328)
  Accrued expense and other liabilities                            1,824            685
                                                                 -------        -------
  Total adjustments                                                5,435          1,586
                                                                 -------        -------
    Net cash from operating activities                            10,609          5,923

Investing activities
Securities available for sale
  Proceeds from sales                                              1,748            144
  Proceeds from maturities                                        43,361         19,098
  Purchases                                                      (36,995)       (31,318)
Securities held to maturity
  Proceeds from maturities                                            --         18,422
  Purchases                                                           --        (24,970)
Loans granted net of repayments                                  (26,167)       (13,296)
Premises and equipment expenditures                               (1,318)        (1,341)
                                                                 -------        -------
    Net cash from investing activities                           (19,371)       (33,261)

Financing activities
Net increase in deposits                                          25,346         24,914
Cash dividends paid                                               (2,409)        (2,110)
Federal Home Loan Bank advances                                    3,000         10,000
Federal Home Loan Bank repayments                                 (3,000)        (5,000)
Issuance of common stock                                              21            205
                                                                 -------        -------
    Net cash from financing activities                            22,958         28,009
                                                                 -------        -------
    Net change in cash and cash equivalents                       14,196            671

Beginning cash and cash equivalents                               21,340         32,233
                                                                 -------        -------
Ending cash and cash equivalents                                 $35,536        $32,904
                                                                 =======        =======
---------------------------------------------------------------------------------------
Interest paid                                                    $12,188        $12,163
Income taxes paid                                                  1,905          2,154
---------------------------------------------------------------------------------------
See accompanying notes.

Empire Banc Corporation - Consolidated Statement of Changes in
Shareholders' Equity


(in thousands)                                                         1999           1998
-------------------------------------------------------------------------------------------

Balance January 1                                                   $40,756        $36,199
Net income                                                            5,174          4,337
Common stock issued                                                     849            733
Dividends declared                                                   (2,572)        (2,169)
Net change in security valuation                                     (1,336)           642
                                                                    -------        -------
  Balance September 30                                              $42,871        $39,742
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

Note-2 Earnings per share is based on weighted-average common and contingently issuable shares outstanding. Diluted earnings per share further assumes the dilutive effect of additional common shares issuable under stock options. A reconciliation of earnings per share and diluted earnings per share is presented below:

                                               Quarter Ending            Year to date
                                                September 30             September 30
(in thousands, except per share data)         1999        1998         1999        1998
---------------------------------------------------------------------------------------
Net income                                 $ 1,846     $ 1,583      $ 5,174     $ 4,337
                                           =======     =======      =======     =======

Earnings per share
  Average common shares outstanding          3,012       2,957        3,012       2,949
  Average contingently issuable shares          13          10           12           9
                                             -----       -----        -----       -----
                                             3,025       2,967        3,024       2,958
                                             =====       =====        =====       =====
  Earnings per share                         $ .61       $ .53        $1.71       $1.47
                                             =====       =====        =====       =====


Diluted earnings per share
  Average shares outstanding, per above      3,025       2,967        3,024       2,958
  Effect of stock options                      139         202          141         205
                                             -----       -----        -----       -----
                                             3,164       3,169        3,165       3,163
                                             =====       =====        =====       =====
  Diluted earnings per share                 $ .58       $ .50        $1.63       $1.37
                                             =====       =====        =====       =====
---------------------------------------------------------------------------------------

Management's Discussion and Analysis

Summary

Empire Banc Corporation's 1999 third quarter earnings were $1,846,000, a 17% increase over 1998 third quarter results. Diluted earnings per share increased from $.50 per share in 1998 to $.58 in the third quarter of 1999. The return on assets was 1.46% for the quarter versus 1.34% in 1998. The return on equity was 17.3% compared to 16.4% in the prior year quarter.

Net income for the first nine months of 1999 was $5,174,000, or $1.63 per diluted share, a 19 percent increase from the same period in 1998. The return on equity of 16.3% and return on assets of 1.41%, exceed the 15.3% and 1.28% recorded for the first nine months of 1998.

Our operating results were achieved with growth in total revenues of 7% over the first nine months of 1998. Net interest income grew 10%, primarily due to the growth in average earning assets and a stable net interest margin. Non-interest income increased slightly over 1998 with growth in deposit fees, trust fees and fees related to the sale of investment products, offset by a reduction in income from mortgage sales. Non-interest expense increased 5% over the same period in 1998, reflecting the increased activity level of the Corporation.

The provision for loan losses decreased 47% from the first nine months of 1998 due to a decline in net charge-offs to .03% of average loans compared to .17% Of average loans for the first nine months of 1998. The allowance for loan Losses increased $425,000 for the first nine months of 1999 and was 1.51% of loans and 174% of non-performing assets at September 30, 1999.

Strong economic growth in the region, coupled with the Corporation's efforts to attract and retain customer relationships led to total assets of $506 million at September 30, 1999, a 6% increase during the last twelve months. Total deposits grew $24 million, or 6%, to $435 million and total loans increased 10% to $347 million over the last year.

Total shareholders' equity increased 8% during the last twelve months to $43 million, improving book value per share to $14.23 from the $13.44 at September 30, 1998.


Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in the nine months ended September
30, 1999.

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


Net Interest Income
                                             Quarter Ending     Year to date
                                              September 30      September 30
(in thousands)                              1999       1998     1999    1998
------------------------------------------------------------------------------
Interest income                           $9,659     $9,330   $28,260  $26,878
Taxable equivalent adjustment                 38         36       117      106
                                          ------     ------   -------  -------
  Interest income (TE)                     9,697      9,366    28,377   26,984
Interest expense                           4,175      4,244    12,181   12,233
                                          ------     ------   -------  -------
  Net interest income (TE)                $5,522     $5,122   $16,196  $14,751
                                          ======     ======   =======  =======
Increase (decrease) due to change in:
Volume                                    $  434     $  459   $ 1,313  $ 1,337
Rate                                         (34)       (78)      132      (36)
                                          ------     ------   -------  -------
  Total                                   $  400     $  381   $ 1,445  $ 1,301
                                          ======     ======   =======  =======
------------------------------------------------------------------------------

Third quarter net interest income on a taxable equivalent ("TE") basis was $5.5 million, an 8% increase from the $5.1 million earned in the year ago quarter. Average earning assets increased 7% or $31.6 million while the net interest margin, the other principal determinant of net interest income, increased from 4.58% to 4.61% in the quarter to quarter comparison.

Average loans increased $30.2 million or 10%, from the third quarter of 1998, to $341.8 million for the current quarter with the commercial portfolio growing 19%, or $27.1 million.

Incremental funding for the earning asset growth came mainly from the $27.1 million, or 8%, growth in interest bearing deposits. The average rate paid on interest bearing funds was 4.30%, compared to the 4.71% average paid in the third quarter of 1998.

Net interest income (TE) has increased $1.4 million, or 10%, to $16.2 million for the first nine months of 1999 as average earning assets have increased $37.5 million, or 9% from 1998. The year-to-date net interest margin is 4.69% compared to the 4.65% earned in the first nine months of 1998.

Average outstanding loans have increased $27.0 million and securities $11.5 million from the first nine months of 1998. Total deposits have increased on average $31.7 million from 1998 and average $421.3 million for the first nine months of 1999. Average money market deposits have grown by $20.8 million, or 19%, from 1998. Average non-interest bearing funds supporting earning assets increased $6.5 million, or 8%, from the first nine months of 1998.

Net Interest Income
Average Balances, Interest Income/Expense, Average Rates

Quarter ending September 30,            1999                               1998
-------------------------------------------------------------------------------------------
                              Average           Average          Average            Average
(in thousands,                Balance  Interest    Rate          Balance  Interest     Rate
taxable equivalent)           -------------------------         ---------------------------
Assets
Loans, including fees*       $341,828    $7,741    8.98%        $311,638    $7,349     9.36%

Taxable securities            107,516     1,603    5.96%         104,548     1,615     6.18%
Tax-exempt securities*          6,742       107    6.33%           5,665        97     6.85%
                             --------    ------                 --------    ------
  Securities                  114,258     1,710    5.99%         110,213     1,712     6.21%

Federal funds sold             19,334       246    4.98%          22,006       305     5.42%
                             --------    ------                 --------    ------
  Earning assets              475,420     9,697    8.09%         443,857     9,366     8.37%

Cash and due from banks        17,174                             18,998
Other assets                   12,813                             10,743
                             --------                           --------
  Total assets               $505,407                           $473,598
                             ========                           ========
Liabilities and equity
CDs over $100,000            $ 11,639       136    4.57%        $ 11,744       154     5.13%
Savings & interest checking    78,040       398    2.02%          71,649       400     2.22%
Money market deposits         135,061     1,360    4.00%         118,061     1,333     4.48%
Time deposits                 143,189     2,021    5.60%         139,383     2,098     5.97%
                             --------    ------                 --------    ------
  Interest-bearing deposits   367,929     3,915    4.22%         340,837     3,985     4.64%
FHLB advances and other        17,087       260    6.04%          17,009       259     6.04%
                             --------    ------                 --------    ------
  Interest-bearing
    liabilities               385,016     4,175    4.30%         357,846     4,244     4.71%
                             --------    ------                 --------    ------
Demand deposits                67,548                             70,020
Other liabilities              10,201                              7,088
Shareholders' equity           42,642                             38,644
                             --------                           --------
  Total liabilities
    and equity               $505,407                           $473,598
                             ========                           ========
Net interest spread (TE)                           3.79%                               3.66%
                                                   ====                                ====
Net interest income (TE)                 $5,522                             $5,122
                                         ======                             ======
Net interest margin (TE)                           4.61%                               4.58%
                                                   ====                                ====
-------------------------------------------------------------------------------------------
 * Interest income on tax-exempt securities and certain tax-exempt loans have been adjusted to a tax-equivalent basis.


Net Interest Income
Average Balances, Interest Income/Expense, Average Rates

Year to date September 30,             1999                               1998
-------------------------------------------------------------------------------------------
                              Average           Average          Average            Average
(in thousands,                Balance  Interest    Rate          Balance  Interest     Rate
taxable equivalent)           -------------------------         ---------------------------
Assets
Loans, including fees*       $333,123   $22,725    9.12%        $306,074   $21,528     9.40%

Taxable securities            107,265     4,811    5.98%          97,502     4,558     6.23%
Tax-exempt securities*          6,952       329    6.31%           5,227       274     6.99%
                             --------    ------                 --------    ------
  Securities                  114,217     5,140    6.00%         102,729     4,832     6.27%

Federal funds sold             14,107       512    4.79%          15,194       624     5.42%
                             --------    ------                 --------    ------
  Earning assets              461,447    28,377    8.22%         423,997    26,984     8.51%

Cash and due from banks        15,850                             17,831
Other assets                   13,023                             10,606
                             --------                           --------
  Total assets               $490,320                           $452,434
                             ========                           ========
Liabilities and equity
CDs over $100,000            $ 12,691       441    4.58%        $ 10,689       417     5.15%
Savings & interest checking    74,899     1,130    2.02%          70,966     1,186     2.23%
Money market deposits         130,053     3,809    3.92%         109,290     3,647     4.46%
Time deposits                 142,606     6,030    5.65%         138,897     6,238     6.01%
                             --------    ------                 --------    ------
  Interest-bearing deposits   360,249    11,410    4.24%         329,842    11,488     4.66%
FHLB advances and other        17,084       771    6.04%          16,520       745     6.03%
                             --------    ------                 --------    ------
  Interest-bearing
    liabilities               377,333    12,181    4.32%         346,362    12,233     4.72%
                             --------    ------                 --------    ------
Demand deposits                61,081                             59,788
Other liabilities               9,595                              8,498
Shareholders' equity           42,311                             37,786
                             --------                           --------
  Total liabilities
    and equity               $490,320                           $452,434
                             ========                           ========
Net interest spread (TE)                           3.90%                               3.79%
                                                   ====                                ====
Net interest income (TE)                $16,196                            $14,751
                                         ======                             ======
Net interest margin (TE)                           4.69%                               4.65%
                                                   ====                                ====
-------------------------------------------------------------------------------------------
 * Interest income on tax-exempt securities and certain tax-exempt loans have been adjusted to a tax-equivalent basis.



Non-Interest Income
                                     Quarter Ending          Year to date
                                      September30            September 30
                                   Increase (decrease)    Increase (decrease)
                                   ------------------     ------------------
(in thousands)                      Amount    Percent      Amount    Percent
-----------------------------------------------------------------------------
Mortgage sales                      $ (156)      (28%)     $ (339)      (18%)
Deposit fees                            47        13%         124        11%
Trust                                  104        15%         185         8%
Service charges                         54        14%         289        28%
Other income                             3        13%           8        11%
Security gains (losses)               (191)     (138%)       (191)     (138%)
                                    ------       ---       ------       ---
                                    $ (139)       (6%)     $   76         1%
                                    ======       ===       ======       ===

Non-interest income for the third quarter totaled $2.0 million, a $139,000, or 6%, decrease from the third quarter of 1998 primarily due to the reduction in gain on mortgage loan sales and security losses incurred. Deposit, trust and service charges all recorded substantial percentage increases for the quarter.

Non-interest income has grown $76,000, or 1%, for the first nine months of 1999 over last year. Decreased income from mortgage sales and security losses incurred have been offset by increased deposit, trust and service charge income. Service charge income has been fueled by fees from sales of investment products increasing $301,000 for the year. Investment product sales have been influenced by the 50% increase in gross commissions and the change from a managed program to a dual employee program beginning in 1999.

Non-Interest Expense
                                       Quarter Ending          Year to date
                                        September 30           September 30
                                     Increase (decrease)    Increase (decrease)
                                     ------------------     ------------------
(in thousands)                        Amount   Percent       Amount   Percent
------------------------------------------------------------------------------
Salaries and employee benefits        $  234        9%       $  108       1%
Premises and equipment                    45        8%          276      16%
Other                                     39        3%          300      10%
                                      ------      ---        ------     ---
                                      $  318        7%       $  684       5%
                                      ======      ===        ======     ===

Non-interest expenses for the third quarter totaled $4.6 million, which is a $318,000, or 7%, increase over the third quarter of 1998. Year to date non-interest expense totals $14.4 million, $684,000, 5% more than 1998. Normal expected increases in salaries and employee benefits have been offset by reduced benefit costs related to the decrease in the Corporation's stock price. Premises and equipment expense was impacted by costs associated with technology improvements and costs of enlarging the main office facility. Increasing lending and deposit volumes fueled increases in activity based expenses substantially accounting for the increase in other expense.


Asset Quality

Non-Performing Assets
(in thousands)                                    9/30/99         12/31/98        9/30/98
-----------------------------------------------------------------------------------------
Non-accrual loans                                  $2,226           $1,283         $1,055
Renegotiated loans                                    232              408            369
                                                   ------           ------         ------
  Total non-performing loans                        2,458            1,691          1,424

Other real estate                                     554              221            187
                                                   ------           ------         ------
  Total non-performing assets                      $3,012           $1,912         $1,611
                                                   ======           ======         ======

Non-performing assets as a percent of total loans     .87%             .59%           .51%

Accruing loans 90 days or more past due            $   81           $  189         $  167


Total non-performing assets at September 30, 1999 increased $1.4 million, or 87% from September of 1998, with the increase in non-accrual loans of $1,171,000. Non-performing assets are .87% of total loans at September 30, 1999 as compared to .51% in the prior year. Loans identified as potential problem loans totaled $1.1 million at September 30, 1999, $2.4 million at December 31, 1998 and $2.6 million at September 30, 1998.

The following table summarizes the provision for loan losses, net loan losses and the allowance for loan losses.

                              Three      Three      Nine      Twelve      Nine
                             Months     Months    Months      Months    Months
                              Ended      Ended     Ended       Ended     Ended
(in thousands)              9/30/99    9/30/98   9/30/99    12/31/98   9/30/98
------------------------------------------------------------------------------
Provision for loan losses    $  104     $  552    $  490      $1,215    $  917

Net loan losses                   4        252        65         515       392

Period-end allowance for
  loan losses                                      5,250       4,825     4,650

Allowance as a percent of
  period-end loans                                  1.51%       1.48%     1.48%

Net loan losses to average
  loans outstanding                                  .03%        .17%      .17%

-------------------------------------------------------------------------------

Year-to-date net charge-offs decreased $327,000 from the same period in 1998, from $392,000 in 1998 to $65,000 for the first nine months of 1999. The allowance for loan losses increased $600,000 over the last twelve months and was 1.51% of total loans as of September 30, 1999. Management believes the increase in the allowance for loan losses is prudent with the continued growth in outstanding loans and a shift in mix of outstanding loan type, with an increased significance in commercial loans. The total loan portfolio has grown $32.0 million since September, 1998. The commercial loan portfolio has increased $27.4 million since September of last year, to total $168.5 million, comprising 48.5% of the total loan portfolio as of September 30, 1999, versus 44.8%, one year ago. Outstanding mortgage loans at September 30, 1999 were $76.0 million, or 21.9% of the total loan portfolio, down from 24.9% at September 30, 1998. Outstanding consumer loans have increased $7.0 million in the past year and at $102.7 million comprise 29.6% of the loan portfolio as of September 30, 1999, versus 30.3% at September 30, 1998.

Under accounting guidance regarding impaired loans, at September 30, 1999 there were $2,454,000 in impaired loans with $992,000 for which an allowance for loan losses is allocated. Impaired loans totaled $1,239,000 and $1,200,000 at December 31, 1998 and September 30, 1998.

Investment Securities

Securities and their fair values at September 30, 1999 were as follows:

Available for sale
                                   Amortized          Unrealized            Fair
(in thousands)                          Cost        Gain      Loss         Value
--------------------------------------------------------------------------------
U.S. government and agency          $ 46,626       $  65     $ 233      $ 46,458
State and municipal                   17,705          39       133        17,611
Mortgage-backed                       23,618          49       428        23,239
Corporate notes                       20,062          11       123        19,950
Equity                                 2,346         190        --         2,536
                                    --------       -----     -----      --------
                                    $110,357       $ 354     $ 917      $109,794
                                    ========       =====     =====      ========

Proceeds from sales of securities during the nine months ended September 30, 1999 amounted to $1,748,000 with gross losses of $53,000 recorded. Proceeds from sales of securities in 1998 amounted to $144,000 with gross gains of $138,000 recorded.

Shareholders' Equity and Capital Resources

Total equity at September 30, 1999 was $42.9 million, compared to $40.8 million and $39.7 million at December 31, 1998 and September 30, 1998.
The Corporation's board of directors declared a quarterly dividend of $.30 per share in the third quarter of 1999. Cash dividends for 1999 have totaled $2,572,000, or $.85 per share, compared to the $2,169,000, or $.73 per share, for the first nine months of 1998, a 16% increase.

Recorded in stockholders' equity during the third quarter of 1999 were unrealized losses of $93. Unrealized gains of $634 were recorded in the third quarter of 1998. At September 30, 1999, the net unrealized losses totaled $372,000. At September 30, 1998, the net unrealized gains totaled $995,000.


The following summarizes the consolidated Corporation's capital amounts and ratios.

                             Regulatory
                           Capital Standards
                           Well Capitalized                   Actual
                          -----------------      --------------------------------
(in thousands)                    9/30/99         9/30/99    12/31/98     9/30/98
---------------------------------------------------------------------------------

Risk-based capital amounts
Tier 1 leverage                  $ 25,256        $ 42,956    $ 39,475    $ 38,420
Tier 1 risk-based                  23,145          42,956      39,475      38,420
Total risk-based                   38,575          47,783      43,924      42,752

Risk-weighted assets                              385,752     355,566     346,260
Quarterly average assets                          505,120     479,524     472,903


Risk-based ratios
Tier 1 leverage                         5%           8.50%       8.23%       8.12%
Tier 1 risk-based                       6%          11.14%      11.10%      11.10%
Total risk-based                       10%          12.39%      12.35%      12.35%


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



                                   Empire Banc Corporation
                                   -----------------------
                                        (Registrant)

Date:  November 11, 1999
                                     /s/ James E. Dutmers, Jr.
                                   ---------------------------------------
                                   James E. Dutmers, Jr.
                                   Chairman and Chief Executive Officer

Date:  November 11, 1999
                                     /s/ William T. Fitzgerald, Jr.
                                   ---------------------------------------
                                   William T. Fitzgerald, Jr.
                                   Secretary, Treasurer & Chief Financial
                                   Officer
