Form 10-K405
period 1999-12-31
EMPIRE BANC CORP
filed 2000-03-29
CIK 810830

                                     UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549
                           ----------------------------------
                                        FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999. Commission file Number 0-15839

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 2000, computed by reference to the average of the closing bid and asked price for such stock on that date was $84,720,000. For this purpose only, the affiliates of the registrant have been assumed to be the executive officers, directors and 10% or more shareholders.

As of February 29, 2000, there were outstanding 3,166,234 shares of the registrants' no par common stock.

The Exhibit Index is located on page number 68.

PART I
Item 1 - Business.

Empire Banc Corporation (the "Corporation") is incorporated in Michigan and is a bank holding company. The Empire National Bank of Traverse City (the "Bank"), is a wholly-owned subsidiary of the Corporation.

The Bank was established in 1912 in Empire, Michigan and is a national banking association. The Bank's deposits are insured by the Bank Insurance Fund (BIF), administered by the Federal Deposit Insurance Corporation (FDIC), and the Bank is regulated by the Office of the Comptroller of the Currency (OCC).

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

                              1999       1998      1997
----------------------------------------------------------
Interest and fees on loans     66%        65%        67%
Other interest income          16%        16%        16%
Non-interest income            18%        19%        17%
                              ----       ----       ----
                              100%       100%       100%
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

The Corporation has no employees and the Bank employed 212 full-time and 23 part-time employees as of December 31, 1999.

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

Historically, the Bank has predominantly sold its secondary-market-conforming residential mortgage loans. The mortgage loan portfolio serviced by the Bank for others, primarily the Federal Home Loan Mortgage Corporation, at December 31, 1999 totaled over $329 million. Mortgage banking activity is detailed in the Notes to Consolidated Financial Statements.

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

As of December 31, 1999, the Bank had no risks attendant to foreign sources. Compliance with federal, state and local statutes and/or ordinances relating to the protection of the environment is not expected to have material effect upon the Bank's capital expenditures, earnings or competitive position.


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

Federal law also regulates transactions between the Corporation and the Bank, including the amount and nature of loans or other extensions of credit. The Bank is also subject to regulation and examination by the Office of the Comptroller of the Currency.

The Office of the Comptroller of the Currency has guidelines for appropriate level of capital for the Bank. The Federal Reserve Board has similar guidelines for the Corporation. Such guidelines can limit the amount of dividends which the Bank can pay to the Corporation and thus the amount of dividends the Corporation can pay to its shareholders.

The banking industry is also affected by the monetary and fiscal policies of the federal government, including the Federal Reserve Board, which exerts considerable influence over the cost and availability of funds obtained for lending and investing.

The enactment of the Gramm-Leach-Bliley Act of 1999, also known as the Financial Reform Act, represents a significant change in the regulatory framework governing the banking industry. Effective March 11, 2000, new opportunities are available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a new type of holding company, a financial holding company, to offer customers a more complete array of financial products and services. The Financial Reform Act provides a new regulatory framework for regulation through the financial holding company which will have as its umbrella regulator the Federal Reserve Board. This Act requires satisfactory or above Community Reinvestment Act compliance for insured depository institutions and their financial holding companies necessary in order for them to engage in new financial activities. This Act also provides for a federal right to privacy of non-public personal information of individual customers.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC has implemented risk based premiums for deposit insurance, the premiums paid by a depository institution are based on the probability that the applicable insurance fund will incur a loss in respect of such institution. The effective assessment rate ranged from 0 basis points for well-capitalized institutions displaying little risk, to 27 basis points for under capitalized institutions displaying high risk. Both BIF insured banks and SAIF insured thrifts are also required to pay interest on Financing Corporation (FICO) bonds issued in connection with the federal government's bail out of the thrift industry.

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


Item 2 - Properties.
The executive offices of the Corporation and the Bank are maintained at the main office of the Bank, 1227 East Front St., Traverse City, Michigan. The Bank leases its main office and seven additional branch and automated teller machine locations. The leases expire at various times through the year 2011 and all include renewal periods. Net aggregate annual rentals for banking facilities in 1999 were $499,000.

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

Item 4 - Submission of Matters to a Vote of Security Holders. No matters were submitted during the fourth quarter of fiscal 1999 to a vote of the Corporation's security holders.


PART II
Item 5 - Market for Registrant's Common Equity and Related Stockholder
         Matters.
The common stock of Empire Banc Corporation is traded on the OTC Bulletin Board, symbol EMBM. The primary market is the state of Michigan. Principal market makers of common stock transactions are Howe Barnes & Co., McDonald & Co., Robert W. Baird & Co., Stifel Nicolaus & Co, Monroe Securities, Inc. and Hill, Thompson, Magid & Co., Inc. There were 535 holders of the Corporation's common stock as of December 31, 1999.

Quarterly cash dividends were declared during 1999 and 1998 totaling $1.15 and $0.98 per common share per year. Note 18 of the Consolidated Financial Statements details regulatory guidelines regarding payment of dividends. The following table sets forth, for the periods indicated, the high and low sale prices per share of the Corporation's common stock. All of the prices are adjusted for a three for two stock split declared in the second quarter of 1998.

                                 Price Range
Quarter                       High         Low       Dividends
--------------------------------------------------------------
1999
Fourth                       $31.50       $27.50        $.300
Third                         34.75        31.50         .300
Second                        37.00        34.75         .300
First                         39.50        37.00         .250

1998
Fourth                        39.50        39.13         .250
Third                         45.00        37.25         .250
Second                        45.00        35.50         .250
First                         35.50        30.67         .233

Amounts retroactively adjusted for stock splits and dividends.


Item 6 - Selected Financial Data - Empire Banc Corporation

(in thousands, except share data)

                                      1999      1998      1997      1996      1995
----------------------------------------------------------------------------------
Summary of Operations:
Interest income                   $ 38,019  $ 36,559  $ 33,419  $ 30,599  $ 28,606
Interest expense                    16,441    16,435    15,189    14,066    13,231
                                  --------  --------  --------  --------  --------
Net interest income                 21,578    20,124    18,230    16,533    15,375
Provision for loan losses              701     1,215     1,459     1,686       745
Non-interest income                  8,334     8,759     6,809     5,850     5,017
Non-interest expense                18,364    18,539    15,737    13,861    13,494
                                  --------  --------  --------  --------  --------
Income before taxes                 10,847     9,129     7,843     6,836     6,153
Federal income taxes                 3,582     3,032     2,598     2,259     2,007
                                  --------  --------  --------  --------  --------
Net income                        $  7,265  $  6,097  $  5,245  $  4,577  $  4,146
                                  ========  ========  ========  ========  ========
----------------------------------------------------------------------------------

Per Share (1):
Basic Earnings                    $   2.39  $   2.06  $   1.81  $   1.60  $   1.46
Diluted earnings                      2.29      1.93      1.68      1.48      1.36
Dividends                             1.15      0.98      0.87      0.73       .59
Book value                           14.49     13.78     12.42     11.34     10.50

----------------------------------------------------------------------------------

Ratios Based on Net Income:
Return on average
  shareholders' equity               17.03%    15.85%    15.36%    14.72%    14.81%
Return on average assets              1.47      1.33      1.26      1.20      1.18
Dividend payout ratio                48.49     47.71     48.08     45.88     40.30
Average shareholders' equity
  as a percent of average assets      8.64      8.37      8.23      8.14      7.96

----------------------------------------------------------------------------------

Balance Sheet:
Assets                            $505,700  $477,964  $442,953  $400,819  $372,426
Loans and loans held for sale      368,719   325,774   302,469   272,182   259,102
Securities                         100,765   120,399    98,754    98,578    84,312
Deposits                           418,423   410,139   386,670   344,354   319,540
Federal Home Loan Bank advances     30,000    17,000    12,000       ---       ---
Shareholders' equity                45,886    40,756    36,199    32,673    30,005

----------------------------------------------------------------------------------
(1) Per share amounts have been adjusted for stock splits and dividends.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis is designed to provide readers with a comprehensive review of the results of operations and financial position. This discussion should be read in conjunction with the Consolidated Financial Statements and related footnotes.

Summary of Earnings
In 1999, the Corporation achieved record earnings of $7,265,000, an increase of $1,168,000, or 19.2 percent, over the $6,097,000 earned in 1998. In 1998, net income increased $852,000, or 16.2 percent.

Earnings Per Share
Basic earnings per share were $2.39 for 1999, compared to $2.06 in 1998 and $1.81 in 1997. Diluted earnings per share were $2.29, compared to $1.93 in 1998 and $1.68 in 1997.

Return on Average Shareholders' Equity
Return on average shareholders' equity measures how profitably the shareholders' invested capital is employed. Return on average equity was 17.03 percent for 1999, compared to 15.85 percent and 15.36 percent in 1998 and 1997.

Return on Average Assets
Return on average assets, a measure of profitability, was 1.47 percent in 1999, compared to 1.33 percent and 1.26 percent in 1998 and 1997.

Book Value Per Share
Book value per share of common stock increased 5 percent to $14.49 at December 31, 1999, compared to $13.78 and $12.42 at December 31, 1998 and 1997.

Summary of Operating Results
The following is a summary of the major components of the consolidated operating results:

(in thousands)                              1999       1998       1997
----------------------------------------------------------------------
Net interest income                      $21,578    $20,124    $18,230
Add: Taxable equivalent (TE) adjustment      159        144        135
                                         -------    -------    -------
Net interest income - (TE)                21,737     20,268     18,365
Provision for loan losses                    701      1,215      1,459
Non-interest income                        8,334      8,759      6,809
Non-interest expense                      18,364     18,539     15,737
                                         -------    -------    -------
Income before tax - (TE)                  11,006      9,273      7,978
Income taxes,
  including TE adjustment                  3,741      3,176      2,733
                                         -------    -------    -------
Net income                               $ 7,265    $ 6,097    $ 5,245
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

The table on the following page details the key determinants of net interest income: the average daily balance sheet for each year (including the components of earning assets and supporting liabilities) and the related interest income on a TE basis and interest expense, as well as the average rates earned and paid.

Net Interest Income
Average Balance Sheet, Interest Income/Expense, Average Rates

(dollars in thousands,
  taxable equivalent)              1999                    1998                        1997
--------------------------------------------------------------------------------------------------------
                          Average         Average    Average         Average    Average         Average
                          Balance Interest   Rate    Balance Interest   Rate    Balance Interest   Rate
Assets
Loans, including fees*   $338,771  $30,718   9.07%  $309,664  $29,269   9.45%  $289,828  $27,081   9.34%

Taxable securities        104,806    6,283   5.99%   100,571    6,227   6.19%    89,331    5,728   6.41%
Tax-exempt securities*      7,166      456   6.36%     5,507      379   6.88%     5,213      369   7.08%
                         --------  -------          --------  -------          --------  -------
  Securities              111,972    6,739   6.02%   106,078    6,606   6.23%    94,544    6,097   6.45%
Federal funds sold         14,506      721   4.97%    15,483      828   5.35%     6,882      376   5.46%
                          -------  -------          --------  -------          --------  -------
  Earning assets          465,249   38,178   8.21%   431,225   36,703   8.51%   391,254   33,554   8.58%

Cash and due from banks    15,703                     17,465                     14,950
Other assets               12,934                     10,937                      8,578
                         --------                   --------                   --------
  Total assets           $493,886                   $459,627                   $414,782
                         ========                   ========                   ========
Liabilities and equity
CDs over $100,000        $ 12,209      576   4.72%  $ 10,603      547   5.16%  $ 10,690      566   5.29%
Savings and
  interest checking        75,177    1,520   2.02%    71,155    1,564   2.20%    64,526    1,427   2.21%
Money market deposits     130,958    5,223   3.99%   113,435    4,953   4.37%    98,357    4,321   4.39%
Time deposits             143,293    8,075   5.64%   139,969    8,362   5.97%   134,480    8,119   6.04%
                         --------  -------          --------  -------          --------  -------
  Interest-bearing
    deposits              361,637   15,394   4.26%   335,162   15,426   4.60%   308,053   14,433   4.69%
FHLB advances
  and other                17,344    1,047   6.04%    16,740    1,009   6.03%    12,870      756   5.87%
                         --------  -------          --------  -------          --------  -------
  Interest-bearing
    liabilities           378,981   16,441   4.34%   351,902   16,435   4.67%   320,923   15,189   4.73%
Demand deposits            62,398                     60,589                     52,794
Other liabilities           9,847                      8,677                      6,918
Shareholders' equity       42,660                     38,459                     34,147
                         --------  -------          --------  -------          --------  -------
  Total liabilities
    and equity           $493,886                   $459,627                   $414,782
                         ========                   ========                   ========
Net interest income (TE)           $21,737                    $20,268                     $18,365
                                   =======                    =======                     =======
Net interest spread (TE)                     3.87%                      3.84%                      3.85%
                                             ====                       ====                       ====
Net interest margin (TE)                     4.67%                      4.70%                      4.69%
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

Analysis of Changes in Net Interest Income


(in thousands,
  taxable equivalent)                1999 vs. 1998              1998 vs. 1997
--------------------------------------------------------------------------------------
                                     Average                     Average
Increase (decrease)            ---------------              ---------------
  due to change in:              Balance    Rate      Net     Balance    Rate      Net
                                 ------------------------     ------------------------
Interest income
Loans, including fees            $2,596  $(1,147)  $1,449     $1,820  $  368    $2,188

Taxable securities                  261     (205)      56        701    (202)      499
Tax-exempt securities               107      (30)      77         20     (10)       10
                                 ------  -------   ------     ------  ------    ------
  Securities                        368     (235)     133        721    (212)      509

Federal funds sold                  (51)     (56)    (107)       460      (8)      452
                                 ------  -------   ------     ------  ------    ------
  Changes in interest income      2,913   (1,438)   1,475      3,001     148     3,149

Interest expense
CDs over $100,000                    79      (50)      29         (5)    (14)      (19)
Savings and interest checking        85     (129)     (44)       143      (6)      137
Money market deposits               722     (452)     270        658     (26)      632
Time deposits                       195     (482)    (287)       329     (86)      243
                                 ------  -------   ------     ------  ------    ------
  Interest-bearing deposits       1,081   (1,113)     (32)     1,125    (132)      993

FHLB advances and other              37        1       38        236      17       253
                                 ------  -------   ------     ------  ------    ------
  Changes in interest expense     1,118   (1,112)       6      1,361    (115)    1,246
                                 ------  -------   ------     ------  ------    ------
  Changes in net interest income $1,795  $  (326)  $1,469     $1,640  $  263    $1,903
                                 ======  =======   ======     ======  ======    ======
--------------------------------------------------------------------------------------
Any variance attributable jointly to volume and rate changes is allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the changes in volume and rate.


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



(dollars in thousands,
  taxable equivalent)             1999                        1998                        1997
---------------------------------------------------------------------------------------------------------
                       Average               Net   Average               Net   Average               Net
                       Earning Interest Interest   Earning Interest Interest   Earning Interest Interest
                        Assets   Spread   Income    Assets   Spread   Income    Assets   Spread   Income
                       -------------------------   -------------------------   -------------------------
Source of funding
Interest-bearing
  liabilities         $378,981    3.87%  $14,654  $351,902    3.84%  $13,518  $320,923    3.85%  $12,331

Non-interest-bearing
  liabilities and
  equity capital        86,268    8.21%    7,083    79,323    8.51%    6,750    70,331    8.58%    6,034
                      --------           -------  --------           -------  --------           -------
                      $465,249           $21,737  $431,225           $20,268  $391,254           $18,365
                      ========           =======  ========           =======  ========           =======
------------------------------------------------------------------------------------------------------------

Net interest income (TE) increased $1.5 million, or 7 percent, in 1999 as average earning assets increased $34 million, or 8 percent, and the net interest margin (net interest income as a percentage of average earning assets) declined 3 basis points to 4.67 percent. Earning assets funded with interest-bearing liabilities increased $27 million, or 8 percent, adding $1.1 million in net interest income. Earning assets funded with non-interest-bearing liabilities and equity capital increased $7 million, or 9 percent, and the earning asset rate decreased 30 basis points, resulting in an additional $333,000 contribution to net interest income in 1999 over 1998.

The increase in average earning assets was principally due to growth in the loan portfolio, which on average increased $29 million, or 9 percent, while the average rate decreased 38 basis points during 1999. Average commercial loans increased $27 million, or 20 percent, and average consumer loans increased $6 million, or 6 percent, in 1999. Average outstanding residential real estate loans declined $4 million during 1999. Average investment securities increased $6 million, or 6 percent, and the average rate earned on the security portfolio decreased 21 basis points. Overnight federal funds sold decreased on average $1 million and the rate earned on these funds decreased 38 basis points from 1998 following the trend in the overall economy.

The primary funding source is interest-bearing deposits. Average interest-bearing deposits increased $26 million, or 8 percent, and the average rate paid decreased 34 basis points from 1998. The increase in average interest-bearing deposits was primarily in money market investment accounts, which increased $18 million, or 15 percent. Average short-term time certificates in denominations of $100,000 or more approximated 3 percent of average total deposits in 1999, 1998 and 1997, significantly below the levels of banks of comparable size. Federal Home Loan Bank advances averaged $17.3 million in 1999 comparable to 1998.

In 1998, tax equivalent net interest income increased $1.9 million, or 10 percent, as average earning assets increased $40 million, or 10 percent, and the net interest margin remained stable at 4.70 percent. The increase in average earning assets was principally due to average loan growth of $20 million, or 7 percent, average security growth of $12 million, or 12 percent, and outstanding overnight funds sold which increased on average $9 million in 1998. The increase in earning assets funded with interest-bearing liabilities, accounted for $1.2 million of the increase in net interest income. The increase in earning assets funded with non-interest-bearing liabilities, at a decreased rate, added $716,000 in net interest income.


Loan Portfolio Management and Non-Performing Assets
Portfolio Quality
Loan portfolio quality, diversification of the portfolio and the monitoring of potential problem loans are the primary functions of loan portfolio management. The Bank has established written loan policies and procedures. Management has established a loan review process which provides for frequent review of the loan portfolio in order to monitor loan portfolio quality and performance. In addition, management conducts a review of loan concentrations which could have an impact on the financial condition of the Bank. As of December 31, 1999, loans to borrowers in the industries of "Offices of Physicians", $23.3 million, "Lessors of Non-Residential Buildings", $23.9 million, and "Hotels/Motels", $13.7 million, represented loan concentrations per regulatory guidelines. The medical community in the Corporation's service area is led by a highly rated regional provider of health services. The growth potential of the medical community and the strong personal earnings and financial strength of medical professionals is a source of future loan, deposit and trust asset management growth for the Corporation.

Loans outstanding at year-end for the five years ended December 31, are shown in the following table according to the type of loan:

(in thousands)             1999       1998       1997       1996       1995
---------------------------------------------------------------------------
Commercial             $179,080   $153,115   $132,310   $122,322   $120,369
Mortgage                 80,505     71,259     77,896     69,467     61,755
Consumer                 71,956     64,069     61,850     59,031     63,328
Revolving Credit         34,960     31,158     27,668     19,483     11,596
                       --------   --------   --------   --------   --------
                       $366,501   $319,601   $299,724   $270,303   $257,048
                       ========   ========   ========   ========   ========
Mortgage loans held
 for sale              $  2,218   $  6,173   $  2,745   $  1,879   $  2,054
                       ========   ========   ========   ========   ========
---------------------------------------------------------------------------

Maturity and Rate Sensitivity of Selected Loans

The following table presents the remaining maturity of total loans outstanding (excluding residential real estate mortgage and consumer loans) at December 31, 1999, according to scheduled repayments of principal:

                                        After One
                             Within    But Within        After
(in thousands)             One Year    Five Years   Five Years         Total
----------------------------------------------------------------------------
Total loans                 $49,253      $228,380      $88,868      $366,501
Less:
 Residential mortgage
  and consumer loans         12,434       109,274       65,713       187,421
                            -------      --------      -------      --------
                            $36,819      $119,106      $23,155      $179,080
                            =======      ========      =======      ========

Loans maturing with:
  Fixed interest rates      $19,496      $109,443      $16,815      $145,754
  Variable interest rates    17,323         9,663        6,340        33,326
                            -------      --------      -------      --------
                            $36,819      $119,106      $23,155      $179,080
                            =======      ========      =======      ========
----------------------------------------------------------------------------


Non-Performing Assets and Problem Loans

The following table is a summary of non-performing assets as of December 31:


(dollars in thousands)           1999     1998     1997     1996     1995
-------------------------------------------------------------------------
Non-accrual loans              $1,950   $1,283   $  893   $2,131   $  867
Renegotiated loans                225      408      210      408      606
                               ------   ------   ------   ------   ------
 Total non-performing loans     2,175    1,691    1,103    2,539    1,473
Other real estate                 307      221      177       --      280
                               ------   ------   ------   ------   ------
 Total non-performing assets   $2,482   $1,912   $1,280   $2,539   $1,753
                               ======   ======   ======   ======   ======
Non-performing assets as
  a percent of total loans        .68%     .60%     .43%     .94%     .68%

Accruing loans 90 days or
  more past due                $    6   $  189   $  367   $  172   $   72
-------------------------------------------------------------------------

In 1999, total non-performing assets increased $570,000, or 30 percent. Non-accrual loans increased $667,000, renegotiated loans declined $183,000 and other real estate increased $86,000 from year-end 1998. Accruing loans 90 days or more past due declined $183,000 from year-end 1998 to total $6,000 at December 31, 1999. The ratio of non-performing assets as a percent of total loans was 0.68 percent of total loans at December 31, 1999. In addition to loans classified as non-performing, or 90 days past due, there are other potential problem loans totaling $1.2 million at December 31, 1999, on which management closely monitors the borrowers' ability to comply with payment terms.

Management regularly reviews the loan portfolio to identify loans about which there are concerns that the borrower will be unable to satisfy existing payment terms. Management reports monthly to the board of directors information regarding significant past-due and problem loans, non-accrual loans and other real estate owned. Non-performing assets are carried at estimated realizable values and the known losses of principal have been recognized. Management cannot accurately predict which, if any, loans will eventually result in losses.

Interest accrual is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that collection of interest is doubtful. The gross interest income that would have been recorded in 1999 on the $1,950,000 of non-accrual loans amounted to $115,000 if the loans would have been current in accordance with their original terms. The amount of interest income included in net income on these loans amounted to $87,000.

All loans classified for regulatory purposes as loss, doubtful, or substandard have been included in the above disclosures. There were no other interest bearing assets at December 31, 1999, other than $307,000 of other real estate, that would be required to be disclosed as non-performing or potential problem loans.

There were no foreign loans outstanding at December 31, 1999.

Provision for Loan Losses

The following table summarizes the provision for loan losses, net loan losses and the allowance for loan losses over the last five years:

(dollars in thousands)                 1999     1998     1997     1996     1995
-------------------------------------------------------------------------------
Provision for loan losses            $  701   $1,215   $1,459   $1,686   $  745
Net loan losses                         126      515      859    1,361      445
Year-end allowance for loan losses    5,400    4,825    4,125    3,525    3,200

Allowance as a percent of
  year-end loans                       1.47%    1.51%    1.38%    1.30%    1.24%

Net loan losses to average loans
  outstanding                           .04%     .17%     .30%     .52%     .18%
-------------------------------------------------------------------------------

In 1999, the allowance for loan losses increased $575,000 and was 1.47 percent of loans at December 31, 1999. Management believes this increase in the allowance for loan losses is prudent with the continued growth in the loan portfolio, $47 million in 1999, with $26 million of this growth in commercial loans. The allowance was 218 percent of non-performing assets at year-end 1999, compared to 252 percent and 322 percent at December 31, 1998 and 1997. Net loan losses in 1999 declined to 0.04 percent of average loans outstanding due to a 30 percent decrease in loans charged-off and a 72 percent increase in recoveries.

Summary of Loan Loss Experience

Additional information relative to the allowance for loan losses is presented in the following table. Factors which influence management's judgement in determining the provision for loan losses each period include establishing specific loss allowances for selected loans (including large loans, non-accrual loans, and problem and delinquent loans) and consideration of historical loss information and local economic conditions.


(in thousands)                    1999     1998     1997     1996     1995
--------------------------------------------------------------------------
Allowance for loan losses,
  beginning of period           $4,825   $4,125   $3,525   $3,200   $2,900
--------------------------------------------------------------------------
Loans charged off:
Commercial                          61      284      556    1,005       17
Real estate mortgages               28        4       49       --        7
Consumer                           342      386      408      514      575
Revolving credit                    84       67       98       49       51
--------------------------------------------------------------------------
  Total charge-offs                515      741    1,111    1,568      650
--------------------------------------------------------------------------
Recoveries:
Commercial                         163       18       73       11       55
Real estate mortgages                7        2       --       --        2
Consumer                           188      188      161      182      135
Revolving credit                    31       18       18       14       13
--------------------------------------------------------------------------
  Total recoveries                 389      226      252      207      205
--------------------------------------------------------------------------
Net charge-offs                    126      515      859    1,361      445
--------------------------------------------------------------------------
Provision charged to expense       701    1,215    1,459    1,686      745
--------------------------------------------------------------------------
Allowance for loan losses
  end of period                 $5,400   $4,825   $4,125   $3,525   $3,200
==========================================================================
--------------------------------------------------------------------------

Allocation of the Allowance for Loan Losses

The allocation of the allowance for loan losses for the years ended December 31 is:

                                Real estate
(dollars in                      Consumer     mortgage/
  thousands)       Commercial   and other   construction   Unallocated   Total
-----------------------------------------------------------------------  -----
1999 Allowance amount  $2,100     $  680         $  320       $2,300   $5,400
  % loans/total loans    48.8%      29.2%          22.0%          --      100%

1998 Allowance amount  $1,947     $  538         $  224       $2,116   $4,825
  % loans/total loans    47.9%      29.8%          22.3%          --      100%

1997 Allowance amount  $1,892     $  571         $  128       $1,534   $4,125
  % loans/total loans    44.1%      29.9%          26.0%          --      100%

1996 Allowance amount  $1,826     $  538         $   75       $1,086   $3,525
  % loans/total loans    45.3%      29.0%          25.7%          --      100%

1995 Allowance amount  $1,378     $  602         $   75       $1,145   $3,200
  % loans/total loans    46.9%      29.1%          24.0%          --      100%

----------------------------------------------------------------------------

Non-Interest Income
Total non-interest income decreased $425,000, or 5 percent, from 1998. Trust income increased $272,000, or 9 percent, in 1999 as funds under management increased $35 million, or 7 percent. Income from the sales of mortgage loans decreased $1.0 million or 35%, with decreased mortgage loan origination and sales activity. Deposit fees increased $175,000, or 12 percent, and other service charges and fees increased $231,000, or 21 percent during the year. Loan service fees, net of amortization, increased $273,000, or 263%, from 1998 which was effected by greater amortization of mortgage servicing rights in 1998 due to refinancing activity. Security losses of $138,000 were recorded in 1999 compared to gains of $143,000 in 1998.

In 1998, total non-interest income increased $1,950,000, or 29 percent from 1997. Trust fees increased $249,000, or 9 percent, due to a 44 percent increase in assets under management. Income from the origination and sales of mortgage loans increased $1.7 million, or 139 percent. Deposit fees increased $48,000, or 3 percent, and other service charges and fees increased $154,000, or 16 percent. Net loan service fees declined $354,000, or 77%, in 1998 as strong loan refinancing activity resulted in increased amortization of mortgage servicing rights in 1998. Security gains of $143,000 were recorded in 1998 compared to losses of $6,000 in 1997.

Non-Interest Expense
In 1999, total non-interest expense decreased $175,000, or 1 percent, from 1998 results. Total personnel expense decreased $747,000, or 6 percent. Compensation expense related to the Corporation's stock price declined $1.9 million, offset by increased salary expense of $739,000. Other personnel costs increased $441,000 from 1998, including a $193,000, or 19 percent, increase in the profit sharing incentive award.

Occupancy costs increased $108,000, or 10 percent, impacted by costs associated with enlarging the main office facility. Equipment expense for 1999 increased $227,000, or 19 percent, due primarily to costs related to technology enhancements which increased $236,000, or 28 percent.

Outside processing and other services expense remained stable during 1999. Legal and professional fees increased $111,000 with normal activity. Business taxes, which are largely based on the level of salaries and employee benefits, decreased $152,000, primarily due to the effect of the $1.9 million reduction in compensation expense related to the Corporation's stock price. Other operating expense increased $254,000, or 9 percent, due to the general growth of activity of the Corporation.

In 1998, total non-interest expense increased $2.8 million, or 18 percent. Personnel expense increased $1.6 million, or 16 percent, as salaries and wages increased $979,000, or 16 percent, fueled by commission expense related to the increase in mortgage lending activity. Other personnel costs increased $650,000 from 1997. Occupancy expense remained stable in 1998 and equipment expense increased $284,000, or 32 percent, due to enhancements to technology. Other operating expense increased $851,000, or 22 percent from 1997, primarily due to increased activity-based, marketing and business tax expense.

Federal Income Taxes
Federal income tax expense for 1999 was $3,582,000, compared to $3,032,000 in 1998 and $2,598,000 in 1997, due to the increased profitability of the Corporation. The Corporation's effective tax rate has been substantially unchanged from 1997 through 1999 due to the consistency of statutory tax rates and the relative percentage of tax-exempt income.


Capital Resources and Cash Dividends

The foundation of a strong financial institution is a strong capital base. In 1999, shareholders' equity increased $5.1 million, or 13 percent, to $45.9 million at year-end. During 1998, total shareholders' equity increased $4.6 million, or 13 percent, over 1997. Shareholders' equity was 9.1 percent of total assets at December 31, 1999, as compared to 8.5 percent at December 31, 1998.

The federal bank regulatory agencies have established capital standards for financial institutions. The Corporation's capital ratios are all significantly above the guidelines for well-capitalized institutions. Note 16 to the Consolidated Financial Statements details the Corporation's regulatory capital and the capital standards.

Total cash dividends declared in 1999 were $3,523,000, or $1.15 per share, compared to $2,909,000, or $.98 per share, in 1998, a 17 percent increase. The dividend payout ratio was 48 percent in 1999, 1998 and 1997. A three-for-two stock split was declared in the second quarter of 1998 and a 10 percent stock dividend was paid in November of 1997. Cash dividends per share have increased at an average annual rate of 18 percent since 1991. Future dividends, if any, are declared at the discretion of the board of directors and may be determined by the financial performance, future prospects and capital requirements of the Corporation.

The Corporation's principal source of funds to pay cash dividends is the earnings of its subsidiary, Empire National Bank. Consequently, cash dividends depend upon the earnings, capital needs, regulatory restraints and other factors affecting the Bank. See Note 18 to the Consolidated Financial Statements.

The Corporation maintains a five-year capital plan and utilizes a formal strategic planning process. Management and the board of directors monitor long-term goals, which include maintaining capital growth in relation to the risk profile of the Corporation and the retention of earnings to fund asset growth, while providing returns to shareholders.


Interest Rate Sensitivity and Liquidity

Asset and liability management involves developing and implementing strategies to maximize net interest income, minimizing the vulnerability of earnings to major changes in interest rates and allowing the Bank to profitably compete in all phases of the business cycle. This process is carried out through monthly meetings of senior officers representing lending, deposit-gathering, funds management and marketing.

Interest rate risk arises when the maturity or repricing characteristics of assets differ significantly from the maturity or the repricing characteristics of liabilities. One of the goals of asset and liability management is to balance the various factors that create interest rate risk, thereby maintaining the interest rate risk of the Bank within acceptable levels.

While controlling interest rate risk is an important objective, accommodating customer maturity and repricing preferences is an equally important objective. It is the function of asset and liability management to develop strategies to reconcile these objectives. Management has developed definitive policies and procedures to mitigate interest rate risk. These include the sale of long-term residential mortgages in the secondary market and long-term commercial loans written with three- and five-year balloons.

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

The years of 1995 through 1999 included periods of sustained interest rate decreases and increases as well as changes in the shape of the yield curve. A stable tax equivalent net interest margin and the steady increase in net interest income demonstrate the effectiveness of these risk management techniques.

                            1999     1998     1997     1996     1995
---------------------------------------------------------------------
Net interest margin (TE)    4.67%    4.70%    4.69%    4.62%    4.66%
---------------------------------------------------------------------

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

The board of directors has established policies regarding the potential price fluctuation of the available for sale portfolio. This portfolio had net unrealized losses of $1,237,000 and gains of $1,460,000 at December 31, 1999 and 1998. The price fluctuations experienced during 1999 and 1998 were primarily due to changes in market interest rates and were well within the policies established by the board of directors. Realization of any unrealized gain or loss will depend upon future portfolio management, interest rate risk management and liquidity needs of the Bank. The regulatory agencies do not include the net unrealized gain or loss on debt securities in the calculation of regulatory capital.

An analysis of securities for the five years ended December 31 were as follows:

Available for sale

(in thousands)            1999      1998      1997      1996       1995
------------------------------------------------------------------------
U.S. government
  and agency           $ 40,972  $ 55,524   $37,302   $32,119    $27,154
State and municipal      17,380    13,589        --        --         --
Mortgage-backed          21,467    24,366    23,592    27,202     18,250
Other                    18,263    24,367     2,373        --         --
Equity                    2,683     2,553     2,508     2,453      2,425
                       --------  --------   -------   -------    -------
  Total                $100,765  $120,399   $65,775   $61,774    $47,829
                       ========  ========   =======   =======    =======


Held to maturity

(in thousands)            1999      1998      1997      1996       1995
-----------------------------------------------------------------------

U.S. government
 and agency            $    --   $    --   $ 9,515   $17,489    $23,530
State and municipal         --        --     8,581     7,872      5,171
Other                       --        --    14,883    11,443      7,782
                       -------   -------   -------   -------    -------
  Total                $    --   $    --   $32,979   $36,804    $36,483
                       =======   =======   =======   =======    =======
-----------------------------------------------------------------------

Other than securities guaranteed by the U.S. Government or its agencies, the Bank held no investment securities from any one issuer that exceeded ten percent of stockholders' equity at December 31, 1999.

During 1998, the Bank implemented a regulatory approved program for reducing the amount of daily reserve balances required to be held with the Federal Reserve. Required reserve balances at December 31, 1999 and 1998 were $731,000 and $617,000.

Deposit growth through core deposits provides the primary funding for increases in loans and investment securities. Core deposits include demand deposits, savings and money market accounts and certificates of deposit of consumer and corporate customers. For 1999 and 1998, core deposits have averaged approximately 97 percent of total deposits.

Management regularly assesses the ability of the Bank to raise funds through certificates of deposit in denominations of $100,000 or more in the local and regional market area and has established conservative guidelines for the total funding to be provided by these deposits. These deposits totaled $12.6 million at December 31, 1999.

Total certificates of deposit of $100,000 or more, including other personal and IRA deposits, amounted to $28,390,000 at December 31, 1999, with scheduled maturities as follows:

(in thousands)                December 31, 1999
-----------------------------------------------
Due in:
  3 months or less                      $11,487
  3 to 6 months                           5,032
  6 to 12 months                          3,609
  over 1 year                             8,262
                                        -------
                                        $28,390
                                        =======

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

The Bank is a member of the Federal Home Loan Bank of Indianapolis, which provides an additional source of liquidity and long-term funds to meet the borrowing needs of customers. Advances from the Federal Home Loan Bank are secured through the pledge of investment securities or mortgage loans. Federal Home Loan Bank borrowings totaled $30 million at December 31, 1999 and $17 million at December 31, 1998. Management believes that with the combination of federal funds lines, borrowings from the Federal Reserve Bank and the Federal Home Loan Bank, the Bank has more than adequate resources available to meet liquidity needs and to provide for growth.


Item 7A - Quantitative and Qualitative Disclosures about Market Risk

The Corporation's primary market risk exposure is interest rate risk and to a lesser extent liquidity risk. See Interest Rate Sensitivity and Liquidity, on page 20. Business is transacted in U.S. dollars with no foreign exchange rate risk or any exposure to changes in commodity prices. There have been no financial instruments obtained for trading purposes.

The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of December 31, 1999 and 1998. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates, adjusting the instrument's contractual maturity date for estimated prepayments. Similarly, expected maturity date values and related weighted-average interest rates for non-maturity core deposits were calculated based upon estimates of the period over which the deposits would be outstanding. Fair value for loans is presented on a gross basis, not net of allowance for loan losses. The Corporation has no derivative financial instruments or trading portfolio at December 31, 1999 or 1998.

             Expected Maturity Date - Year Ended December 31
                                                                     December 31,
                                                                 1999            1998
                                                              -------------   -------------
(dollars in                                          There-            Fair            Fair
   millions)        2000   2001   2002   2003   2004  after   Total   Value   Total   Value
-------------------------------------------------------------------------------------------
Assets
Fixed rate loans   $85.8  $60.8  $45.8  $37.9  $ 1.0  $ 2.0  $233.3  $231.7  $196.8  $200.3
 Avg interest rate   8.5%   8.6%   8.9%   8.7%   8.5%   8.3%    8.6%     --     8.7%     --

Variable rate loans$49.4  $31.7  $19.3  $ 8.8  $ 5.7  $18.3  $133.2  $134.8  $122.8  $123.3
 Avg interest rate   8.7%   9.2%   9.2%   9.2%   9.0%   9.2%    9.0%     --     8.7%     --
Fixed rate
 debt securities   $29.0  $25.2  $19.3  $12.0  $ 3.1  $ 6.9  $ 95.5  $ 95.5  $115.0  $115.0
  Avg interest rate  6.1%   5.9%   6.2%   6.1%   6.2%   6.9%    6.2%     --     5.9%     --

Variable rate
 debt securities   $  .2  $  .2  $  .6  $  .1  $  .1  $ 1.4  $  2.6  $  2.6  $  2.8  $  2.8
 Avg interest rate   6.2%   6.2%   6.6%   6.1%   6.1%   6.5%    6.4%     --     6.2%     --

Equity securities     --     --     --     --     --  $ 2.7  $  2.7  $  2.7  $  2.6  $  2.6


Liabilities
Non-interest-bearing
 checking          $30.7  $10.9  $10.8  $ 6.7  $ 6.7  $ 1.1  $ 66.9  $ 66.9  $ 61.2  $ 61.2
 Avg interest rate    --     --     --     --     --     --     0.0%     --     0.0%     --

Savings & interest-bearing
 checking          $57.5  $52.1  $52.0  $ 7.8  $ 7.8  $15.5  $192.7  $192.7  $192.5  $192.5
 Avg interest rate   3.4%   3.4%   3.4%   3.4%   3.4%   3.4%   3.4%      --     3.2%     --

Time deposits      $85.8  $27.0  $22.8  $ 8.9  $11.9  $ 2.4  $158.8  $159.5  $156.4  $159.9
 Avg interest rate   5.5%   5.6%   6.0%   5.5%   6.2%   6.1%    5.7%     --     5.7%     --

Fixed rate
 borrowings        $ 9.0  $ 4.0  $ 4.0  $10.0  $  3.0    --  $ 30.0  $ 29.5  $ 17.0  $ 17.4
 Avg interest rate   5.7%   6.6%   6.7%   5.8%    6.0%   --     6.0%     --     6.0%     --

-------------------------------------------------------------------------------------------

The table below shows the rate sensitivity of earning assets and interest bearing liabilities as of December 31, 1999. Loans and investments are categorized using their scheduled payment dates, where applicable. Savings, interest checking and money market deposit accounts are considered to be immediately capable of repricing. All other liabilities are reported by their scheduled maturities, and no adjustments for possible prepayments are included in the table.

Interest Sensitivity Summary


(dollars                            0-90       91-365         1-5      Over 5
  in millions)                      Days         Days       Years       Years       Total
-----------------------------------------------------------------------------------------
Loans                            $  89.5      $  55.1      $193.0      $ 28.9      $366.5
Securities and fed funds sold        9.5         17.6        54.6        22.4       104.1
                                 -------      -------      ------      ------      ------
   Total earning assets             99.0         72.7       247.6        51.3       470.6

Savings and interest checking       77.7          --          --          --         77.7
Money market deposits              115.0          --          --          --        115.0
Time deposits                       34.6         51.2        70.6         2.4       158.8
FHLB advances and fed funds
  purchased                         12.0          --         21.0         --         33.0
                                 -------      -------      ------      ------      ------
   Total interest-bearing
     liabilities                   239.3         51.2        91.6         2.4       384.5
                                 -------      -------      ------      ------      ------
Net funding gap                  $(140.3)     $  21.5      $156.0      $ 48.9      $ 86.1
                                 =======      =======      ======      ======      ======

Cumulative gap                   $(140.3)     $(118.8)     $ 37.2      $ 86.1
Cumulative gap ratio                 .41          .59        1.10        1.22
Cumulative gap as a
  percent of total assets          -27.7%       -23.5%        7.4%       17.0%
-----------------------------------------------------------------------------------------


Other Matters

Year 2000
During 1999, the Corporation completed its comprehensive Year 2000 (Y2K) plan in preparing for the Year 2000 date change. The plan involved identifying and providing a remedy for date recognition problems that might pertain to any facet of the Corporation's business. These included potential problems in computer hardware and software, physical plant and other equipment, working with third parties to address their Year 2000 issues, assessing major loan and deposit customers for potential risk and developing contingency plans to address potential risks in the event of Year 2000 failures. To date, the Corporation has experienced no disruption in service of any type in the transition to 2000.

There was no material effect for the Corporation on financial performance in preparing for the Year 2000 transition. Some minor hardware replacements were needed and those expenditures were less than $50,000. The Corporation utilized existing staff and resources for testing and implementation of its Year 2000 plan with no additional material financial impact.

Although considered unlikely, unanticipated problems in the Corporation's core business process, including problems associated with non-compliant third parties and disruptions to the economy in general, could still occur despite efforts to date to remedy affected systems and develop contingency plans. All business processes will continue to be monitored, including interaction with the Corporation's customers, vendors and other third parties, throughout 2000 to address any issues and ensure all processes continue to function properly.

Impact of Inflation and Changing Prices
The Consolidated Financial Statements presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Corporation's operations. Unlike most industrial companies, virtually all the assets and liabilities of the Corporation are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services.

Forward-Looking Statements
Certain statements contained in this annual report to shareholders constitute "forward looking statements" as prescribed by regulation. Uncertainties and other factors may cause actual results to differ materially from those expressed or implied by such forward looking statements. Forward-looking statements in this annual report are based on current expectations and/or the assumptions made in the earnings simulation analyses, but numerous factors could cause variances in these projections, and their underlying assumptions, such as changes in interest rates, demand, the degree of competition and changes in laws, regulations or policy.

Item 8 - Financial Statements and Supplementary Data
Consolidated Balance Sheets-Empire Banc Corporation

                                                             December 31
(in thousands, except share data)                          1999       1998
--------------------------------------------------------------------------
Assets
Cash and due from banks                                $ 19,174   $ 15,740
Federal funds sold                                        3,300      5,600
                                                       --------   --------
  Cash and cash equivalents                              22,474     21,340
Securities available for sale                           100,765    120,399
Loans
  Commercial                                            179,080    153,115
  Residential real estate                                80,505     71,259
  Consumer                                              106,916     95,227
                                                       --------    -------
    Total loans                                         366,501    319,601
  Allowance for loan losses                              (5,400)    (4,825)
                                                       --------    -------
    Net loans                                           361,101    314,776
Mortgage loans held for sale                              2,218      6,173
Premises and equipment                                    5,938      5,503
Accrued interest receivable                               3,009      3,021
Other assets                                             10,195      6,752
                                                       --------   --------
    Total assets                                       $505,700   $477,964
                                                       ========   ========
Liabilities
Deposits
  Non-interest-bearing                                 $ 66,896   $ 61,221
  Interest-bearing                                      351,527    348,918
                                                       --------   --------
    Total deposits                                      418,423    410,139

Federal funds purchased                                   3,000        ---
Federal Home Loan Bank advances                          30,000     17,000
Accrued interest payable                                  1,116      1,118
Other liabilities                                         7,275      8,951
                                                       --------   --------
    Total liabilities                                   459,814    437,208

Shareholders' Equity
Preferred stock-$1 par value,
  2,000,000 shares authorized, none outstanding
Common stock-no par value,
5,000,000 shares authorized,
  shares outstanding: 1999-3,166,234; 1998-2,957,398     33,452     30,283
Retained earnings                                        13,251      9,509
Accumulated other comprehensive income (loss)              (817)       964
                                                       --------   --------
    Total shareholders' equity                           45,886     40,756
                                                       --------   --------
    Total liabilities and shareholders' equity         $505,700   $477,964
                                                       ========   ========
--------------------------------------------------------------------------
See accompanying notes.

Consolidated Statements of Income-Empire Banc Corporation

                                                 Year Ended December 31
(in thousands, except share data)             1999        1998        1997
--------------------------------------------------------------------------
Interest income
  Loans, including fees                    $30,698     $29,240     $27,059
  Securities: taxable                        6,283       6,227       5,728
              tax-exempt                       317         264         256
  Federal funds sold                           721         828         376
                                           -------     -------     -------
    Total interest income                   38,019      36,559      33,419

Interest expense
  Deposits                                  15,394      15,426      14,433
  Federal Home Loan Bank advances
    and other borrowings                     1,047       1,009         756
                                           -------     -------     -------
    Total interest expense                  16,441      16,435      15,189
                                           -------     -------     -------
    Net interest income                     21,578      20,124      18,230
Provision for loan losses                      701       1,215       1,459
                                           -------     -------     -------
    Net interest income after
    provision for loan losses               20,877      18,909      16,771
Non-interest income
  Trust                                      3,169       2,897       2,648
  Net gains from sale of mortgage loans      1,915       2,938       1,227
  Deposit fees                               1,651       1,476       1,428
  Service charges                            1,346       1,115         961
  Loan service fees, net                       377         104         458
  Other income                                  14          86          93
  Security gains (losses)                     (138)        143          (6)
                                           -------     -------     -------
    Total non-interest income                8,334       8,759       6,809

Non-interest expense
  Salaries and employee benefits            10,862      11,609       9,980
  Occupancy                                  1,205       1,097       1,059
  Furniture and equipment                    1,406       1,179         895
  Outside processing and other services        881         857         618
  Legal and professional                       435         324         499
  Business taxes                               518         670         356
  Other expense                              3,057       2,803       2,330
                                           -------     -------     -------
    Total non-interest expense              18,364      18,539      15,737
                                           -------     -------     -------
    Income before federal income taxes      10,847       9,129       7,843
Federal income taxes                         3,582       3,032       2,598
                                           -------     -------     -------
    Net income                             $ 7,265     $ 6,097     $ 5,245
                                           =======     =======     =======
--------------------------------------------------------------------------

Consolidated Statements of Income-Empire Banc Corporation
(continued)

Year Ended December 31
(in thousands, except per-share data)         1999        1998        1997
--------------------------------------------------------------------------
Basic earnings per share                   $  2.39     $  2.06     $  1.81
Diluted earnings per share                 $  2.29     $  1.93     $  1.68

Basic average shares outstanding             3,038       2,960       2,902
Diluted average shares outstanding           3,167       3,164       3,128
--------------------------------------------------------------------------
See accompanying notes.


Consolidated Statements of Comprehensive Income
Empire Banc Corporation


                                                     Year Ended December 31
(in thousands)                                    1999        1998        1997
------------------------------------------------------------------------------

Net income                                     $ 7,265      $6,097      $5,245

Other comprehensive income (loss)
  Net unrealized gains (losses) on securities
    available for sale, net of tax              (1,872)        289         175

  Reclassification adjustment for amounts
    realized on sales of securities available
    for sale, included in net income, net of tax    91         (94)          4

  Net unrealized gains on securities
    transferred from the held-to-maturity
    to the available-for-sale category,
    net of tax                                     ---         416          --
                                               -------      ------      ------
      Total other comprehensive income (loss)   (1,781)        611         179
                                               -------      ------      ------
Comprehensive income                           $ 5,484      $6,708      $5,424
                                               =======      ======      ======
------------------------------------------------------------------------------
See accompanying notes.


Consolidated Statements of Changes in Shareholders' Equity
Empire Banc Corporation

                                                                     Accumulated
                                                                           Other
                                                                         Compre-     Total
                                                                         hensive    Share-
                                                    Common   Retained     Income   holders'
(in thousands, except share data)         Shares     Stock   Earnings      (loss)   Equity
------------------------------------------------------------------------------------------
Balance at January 1, 1997             1,746,009   $21,080    $11,419    $   174   $32,673
Net income for 1997                           --        --      5,245         --     5,245
Common stock issued, net of
  redemptions and tax benefits            21,314       504         --         --       504
10% stock dividend                       175,758     7,821     (7,821)        --        --
Directors' deferred compensation plan         --       120         --         --       120
Change in net unrealized gain (loss)
  on securities available for sale,
  net of tax of $92                           --        --         --        179       179
Cash dividends - $.87 per share               --        --     (2,522)        --    (2,522)
                                       ---------   -------    -------    -------    ------
 Balance at December 31, 1997          1,943,081    29,525      6,321        353    36,199

Net income for 1998                           --        --      6,097         --     6,097
Common stock issued, net of
 redemptions and tax benefits             32,726       648         --         --       648
3 for 2 stock split                      981,591        --         --         --        --
Directors deferred compensation plan          --       110         --         --       110
Net unrealized holding gains on
  securities transferred from the held-
  to-maturity to the available-for-sale
  category, net of tax of $215                --        --         --        416       416
Change in net unrealized gain (loss)
  on securities available for sale,
  net of tax of $99                           --        --         --        195       195
Cash dividends - $.98 per share               --        --     (2,909)        --    (2,909)
                                       ---------   -------    -------    -------    ------
  Balance at December 31, 1998         2,957,398    30,283      9,509        964    40,756

Net income for 1999                           --        --      7,265         --     7,265
Common stock issued, net of
  redemptions and tax benefits           208,836     3,032         --         --     3,032
Directors deferred compensation plan          --       137         --         --       137
Change in net unrealized gain (loss)
  on securities available for sale,
  net of tax of $(916)                        --        --        --      (1,781)   (1,781)
Cash dividends - $1.15 per share              --        --    (3,523)         --    (3,523)
                                       ---------   -------   -------     -------   -------
  Balance at December 31, 1999         3,166,234   $33,452   $13,251     $  (817)  $45,886
                                       =========   =======   =======     =======   =======
------------------------------------------------------------------------------------------
See accompanying notes


Consolidated Statements of Cash Flows-Empire Banc Corporation

                                                         Year Ended December 31
(in thousands)                                         1999        1998       1997
----------------------------------------------------------------------------------
Operating activities
Net income                                         $  7,265     $ 6,097    $ 5,245
Adjustments to reconcile net income to net
  cash from operating activities:
  Depreciation and amortization of premises
    and equipment                                     1,095         926        727
  Provision for loan losses                             701       1,215      1,459
  Mortgage loans originated for sale                (95,919)   (150,999)   (60,650)
  Sale of mortgage loans                            101,789     152,557     62,743
  Net gain on loans held for sale                    (1,915)     (2,938)    (1,227)
  Net (gain)loss on securities available for sale       138        (143)         6
  Net amortization/accretion on securities              519          58        146
  Change in:
    Accrued interest receivable                          12        (347)       (43)
    Accrued interest payable                             (2)        (10)        95
    Other assets                                     (2,201)       (447)    (1,527)
    Other liabilities                                   (16)      1,832      1,804
                                                    -------     -------    -------
    Total adjustments                                 4,201       1,704      3,533
                                                    -------     -------    -------
      Net cash from operating activities             11,466       7,801      8,778

Investing activities
  Securities available for sale
    Proceeds from sales                               5,741         399        992
    Proceeds from maturities, repayments and calls   57,970      31,948     16,876
    Purchases                                       (47,431)    (46,434)   (12,001)
  Securities held to maturity
    Proceeds from maturities, repayments and calls      ---      18,422     15,749
    Purchases                                           ---     (24,970)   (21,673)
  Loans granted, net of repayments                  (47,026)    (22,440)   (32,012)
  Investment in real estate limited partnership        (129)        ---        ---
  Premises and equipment expenditures, net           (1,530)     (1,444)    (1,727)
                                                   --------    --------    -------
      Net cash from investing activities            (32,405)    (44,519)   (33,796)

Financing activities
  Net increase in deposits                            8,284      23,469     42,316
  Change in federal funds purchased                   3,000          --     (5,500)
  Cash dividends paid                                (3,312)     (2,849)    (2,453)
  Federal Home Loan Bank advances                    18,000      10,000         --
  Federal Home Loan Bank repayments                  (5,000)     (5,000)        --
  Issuance of common stock, net                       1,101         205        285
                                                    -------     -------    -------
      Net cash from financing activities             22,073      25,825     34,648
                                                    -------     -------    -------
      Net change in cash and cash equivalents         1,134     (10,893)     9,630

Beginning cash and cash equivalents                  21,340      32,233     22,603
                                                    -------     -------    -------
Ending cash and cash equivalents                    $22,474     $21,340    $32,233
                                                    =======     =======    =======


------------------------------------------------------------------------------



(in thousands)
                                                     Year Ended December 31
                                                   1999        1998       1997
------------------------------------------------------------------------------

Interest paid                                   $16,443     $16,445    $15,094
Income taxes paid                                 2,580       2,856      2,584
Transfer of securities held to maturity
 to available for sale                              ---      39,590         --
------------------------------------------------------------------------------
See accompanying notes.


Notes to Consolidated Financial Statements
Note 1 - Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation - Empire Banc Corporation (the Corporation), a one-bank holding company for Empire National Bank (the
Bank), is the largest independent bank holding company in northern lower Michigan. The Bank is in the general commercial, retail and mortgage banking business, providing a full range of loan and deposit products. It operates a trust department providing fiduciary, investment and other related services. The Bank has contracted with a full service brokerage firm to offer mutual funds, annuities and other brokerage products.

The Bank is headquartered in Traverse City, Michigan, which is the retail, medical and financial hub for Michigan's northern lower peninsula. The Bank's primary market area is the northwestern portion of Michigan's lower peninsula.

The consolidated financial statements include Empire Banc Corporation and its wholly owned subsidiary, Empire National Bank. Intercompany transactions are eliminated.

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

Cash Flows - Cash and cash equivalents include cash on hand, demand deposits in other institutions and federal funds sold. Net cash flows are reported for loan and deposit transactions and short-term borrowings with original maturities of 90 days or less.

Securities - Securities available for sale may be sold prior to maturity. They are reported at fair value and the net unrealized gain or loss is reported, net of related tax, as a separate component of shareholders' equity and other comprehensive income or loss. Securities held to maturity are those securities which management has the ability and positive intent to hold to maturity and are stated at amortized cost. Premiums and discounts are recognized in interest income using the interest method. Gains and losses on the sale of securities are determined using the specific identification method based on amortized cost.

Loans - Loans are reported at the principal balance outstanding net of deferred loan fees and costs and an allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.

Loans are placed on non-accrual status at 90 days or more past due, and Interest is considered a loss, unless the loan is well-secured and in the process of collection. Loans delinquent 180 days or more are charged-off unless both well-secured and in the process of collection.

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

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller balance loans of similar nature, such as residential mortgage, consumer and revolving credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Premises and Equipment - Premises and equipment are depreciated over their estimated useful lives and are stated at cost less accumulated depreciation. Depreciation is computed principally using the straight-line method.

Foreclosed Assets - Assets acquired through or in lieu of foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Servicing Rights - The Bank originates mortgage loans for sale to the secondary market and sells the loans with servicing rights retained. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights by stratifying them based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include interest rate, loan type, term and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance.

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

Earnings Per Share - Basic earnings per share is based on weighted-average common and contingently issuable shares outstanding. Diluted earnings per share further assumes the dilutive effect of additional common shares issuable under stock options. All per-share data is restated for the three-for-two stock split in 1998 and the 10% stock dividend in 1997.

Long-lived Assets - These assets are reviewed for impairment when events indicate that the carrying amount may not be recoverable. If impaired, the assets are recorded at discounted amounts.

Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), establishes a fair-value-based method of accounting for employee stock options, but as allowed, the Corporation continues measuring compensation cost for such plans using prior accounting guidelines. If applicable, disclosures of net income and earnings per share are provided as if the fair value method of SFAS 123 were used for stock-based compensation. No stock options were granted in 1999, 1998 or 1997 requiring pro forma disclosures of net income and earnings per share under SFAS 123.

Comprehensive Income - Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss includes net unrealized gains and losses on securities available for sale, net of tax, which are also recognized as separate components of shareholders' equity.

New Accounting Pronouncement - Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. As of October 1, 1998, the Corporation adopted this statement and, in accordance with its provisions, chose to reclassify certain securities from held-to- maturity to available-for-sale. The amortized cost of those securities was $39,590,000. The Corporation does not have derivative instruments in its portfolio to account for under provisions of this statement.

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


Note 2 - Cash Reserve Requirements
Federal regulations require the Bank to set aside specified amounts of cash as reserves against transaction and time deposits. These reserves may be held as vault cash or in a non-interest-bearing account with the Federal Reserve. The Bank's required reserve balances at December 31, 1999 and 1998 were $731,000 and $617,000.

Note 3 - Securities Available for Sale
Securities available for sale and their fair values at December 31 were as follows:


Available for sale
                                    Amortized       Unrealized          Fair
(in thousands)                           Cost     Gains    Losses      Value
----------------------------------------------------------------------------
1999
  U.S. government and agency         $ 41,340   $   16   $  (384)   $ 40,972
  State and municipal                  17,692        2      (314)     17.380
  Mortgage-backed                      21,983       13      (529)     21,467
  Other                                18,491       --      (228)     18,263
  Equity                                2,496      187        --       2,683
                                     --------   ------   -------    --------
                                     $102,002   $  218   $(1,455)   $100,765
                                     ========   ======   =======    ========

1998
  U.S. government and agency         $ 54,851   $  679   $    (6)   $ 55,524
  State and municipal                  13,317      275        (3)     13,589
  Mortgage-backed                      24,204      202       (40)     24,366
  Other                                24,243      139       (15)     24,367
  Equity                                2,324      229        --       2,553
                                     --------   ------   -------    --------
                                     $118,939   $1,524   $   (64)   $120,399
                                     ========   ======   =======    ========

Sales of securities available for sale:

(in thousands)                         1999         1998         1997
---------------------------------------------------------------------
Proceeds from sales                  $5,741         $399         $992
Realized gains                           --          143           --
Realized losses                         138           --            6
---------------------------------------------------------------------

Scheduled maturities of securities available for sale at December 31, 1999 were as follows:

                            Amortized         Fair
(in thousands)                   Cost        Value    Yield
-----------------------------------------------------------
Due in one year or less      $ 22,297     $ 22,258     6.05%
Due from one to five years     48,301       47,582     6.10%
Due from five to ten years      6,925        6,775     6.90%
Mortgage-backed                21,983       21,467     6.18%
Equity                          2,496        2,683     7.04%
                             --------     --------
                             $102,002     $100,765     6.18%
                             ========     ========
------------------------------------------------------------

Investment securities with a book value of $44,526,000 and $16,952,000 at December 31, 1999 and 1998 were pledged to secure public deposits and Federal Home Loan Bank advances and for other purposes.

Note 4 - Allowance for loan losses
Activity in the allowance for loan losses was as follows:


(in thousands)                                  1999       1998       1997
--------------------------------------------------------------------------
Balance January 1                             $4,825     $4,125     $3,525

Loans charged off                               (515)      (741)    (1,111)
Recoveries                                       389        226        252
                                              ------     ------     ------
  Net loans charged off                         (126)      (515)      (859)
Provision for loan losses                        701      1,215      1,459
                                              ------     ------     ------
Balance December 31                           $5,400     $4,825     $4,125
                                              ======     ======     ======
--------------------------------------------------------------------------


Impaired loans


(in thousands)                                   1999       1998       1997
---------------------------------------------------------------------------

Impaired loans with reserves                   $  884     $  360     $  312
Impaired loans without reserves                 1,352        879        562
                                               ------     ------     ------
  Impaired loans outstanding at year-end       $2,236     $1,239     $  874
                                               ======     ======     ======

Amount of allowance allocated
  for impaired loans                          $   140     $  188     $  184
Average of impaired loans during the year       1,959      1,151    $ 1,810
Interest income recognized during impairment      115         33         24
Cash-basis interest income recognized              87         23         17
---------------------------------------------------------------------------

Foreclosed assets were $307,000 and $221,000 at December 31, 1999 and 1998.

Non-accrual loans outstanding at December 31, 1999 and 1998 were $1,950,000 and $1,283,000. Substantially all non-accrual loans are considered impaired. If the non-accrual loans were accruing, additional income of $28,000, $97,000 and $104,000 would have been recorded in 1999,1998 and 1997.

Note 5 - Secondary Mortgage Market Activities
Loans serviced for others, which are not reported as assets, totaled $329 million and $293 million at December 31, 1999 and 1998.

Activity for capitalized mortgage servicing rights and the related valuation allowance was as follows:


(in thousands)                              1999       1998       1997
----------------------------------------------------------------------
Servicing Rights
  Balance January 1                       $1,452     $  815     $  537
  Additions                                  740      1,187        434
  Amortization                              (435)      (550)      (156)
                                          ------     ------     ------
  Balance December 31                     $1,757     $1,452     $  815
                                          ======     ======     ======
  Fair value                              $2,558     $1,703     $1,169
                                          ======     ======     ======
Valuation Allowance
  Balance January 1                       $   52     $   --     $   --
  Additions expensed                          --         52         --
  Reductions credited to expense              --         --         --
                                          ------     ------     ------
  Balance December 31                     $   52     $   52     $   --
                                          ======     ======     ======
----------------------------------------------------------------------

Note 6 - Premises and Equipment Premises and equipment at December 31:

(in thousands)                                             1999       1998
--------------------------------------------------------------------------
Land and improvements                                   $   705    $   694
Buildings and improvements                                5,834      5,055
Equipment                                                 9,175      8,804
                                                        -------    -------
  Total cost                                             15,714     14,553

Less: accumulated depreciation and amortization          (9,776)    (9,050)
                                                        -------    -------
  Net book value                                        $ 5,938    $ 5,503
                                                        =======    =======
--------------------------------------------------------------------------

Rental expense for 1999, 1998 and 1997 was $499,000, $460,000 and
$437,000. Depreciation and amortization for 1999, 1998 and 1997 was $1,095,000, $926,000 and $727,000.

Note 7- Time Deposits
The aggregate amount of certificates of deposit of $100,000 or more at December 31, 1999 and 1998 was $28,390,000 and $28,485,000.

Following are the scheduled maturities of certificates of deposit at December 31, 1999:

(in thousands)                           1999
---------------------------------------------
2000                                 $ 85,827
2001                                   27,019
2002                                   22,815
2003                                    8,928
2004                                   11,859
After                                   2,336
                                     --------
                                     $158,784
                                     ========
---------------------------------------------


Note 8 - Federal Home Loan Bank Advances
Advances from the Federal Home Loan Bank of Indianapolis at December 31 were as follows:

(in thousands)                                     1999          1998
---------------------------------------------------------------------
Fixed rate advances
  6.09% due March 1999                          $    --       $ 3,000
  6.42% due March 2000                            4,000         4,000
  6.63% due April 2001                            4,000            --
  6.71% due April 2002                            4,000            --
  5.76% due January 2003                         10,000        10,000
  5.97% due March 2004                            3,000            --
                                                -------       -------
                                                 25,000        17,000
Variable rate line of credit
  5.13% due March 2000                            5,000            --
                                                -------       -------
                                                $30,000       $17,000
                                                =======       =======
---------------------------------------------------------------------

Each advance is payable at its maturity date, with a prepayment penalty determined by market rates at the time of prepayment. Loans of $21,132,000 and $20,948,000 and securities of $26,056,000 and $5,216,000 were pledged at
December 31, 1999 and 1998 to collateralize these advances.

Note 9 - Federal Income Taxes
Income tax expense (benefit) was as follows:

(in thousands)                       1999         1998         1997
-------------------------------------------------------------------
Current expense                    $2,716       $3,383       $3,043
Deferred expense (benefit)            866         (351)        (445)
                                   ------       ------       ------
  Total federal income tax         $3,582       $3,032       $2,598
                                   ======       ======       ======
-------------------------------------------------------------------

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following:

(in thousands)                       1999         1998         1997
-------------------------------------------------------------------
Statutory rate applied to income
before federal income tax          $3,696       $3,104       $2,667
(Deduct) add:
  Effect of tax-exempt interest      (108)         (95)         (89)
  Other                                (6)          23           20
                                   ------       ------       ------
    Total Federal income tax       $3,582       $3,032       $2,598
                                   ======       ======       ======
Effective tax rate                   33.0%        33.2%        33.1%
                                   ======       ======       ======
-------------------------------------------------------------------

Year-end deferred tax assets and liabilities were due to the following:


(in thousands)                                    1999        1998
------------------------------------------------------------------
Deferred tax assets
  Allowance for loan losses                     $1,432      $1,236
  Deferred compensation                            875       1,866
  Net unrealized depreciation on
    securities available for sale                  420          --
  Other                                            152         122
                                                ------      ------
    Total deferred tax assets                    2,879       3,224
                                                ------      ------
Deferred tax liabilities
  Security accretion                               (52)        (55)
  Cash value of life insurance                     (34)        (34)
  Mortgage servicing                              (580)       (476)
  Net unrealized appreciation on
    securities available for sale                   --        (496)
                                                ------      ------
    Total deferred tax liabilities                (666)     (1,061)
                                                ------      ------
      Net deferred tax asset                    $2,213      $2,163
                                                ======      ======
------------------------------------------------------------------

A valuation allowance for deferred tax assets is not considered necessary as it is more likely than not that future taxable income will be sufficient to realize the tax benefit of these assets.


Note 10 - Employee Benefit Plans

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

A defined benefit pension plan covers substantially all full-time employees. The maximum amount that can be deducted for federal income tax purposes is contributed annually and employees do not contribute. Plan assets consist of equity and fixed-income securities. A summary of the plan follows:


(in thousands)                                         1999        1998
-----------------------------------------------------------------------
Change in benefit obligation
  Beginning benefit obligation                      $2,435       $1,760
  Service cost                                         194          138
  Interest cost                                        169          139
  Liability (gain) loss                               (498)         103
  Change in assumptions                                 --          323
  Benefits paid                                        (42)         (28)
                                                    ------       ------
    Ending benefit obligation                        2,258        2,435
                                                    ------       ------
Change in plan assets, at fair value
  Beginning plan assets                              1,653        1,342
  Actual return                                        355          166
  Employer contribution                                 98          173
  Benefits paid                                        (42)         (28)
                                                    ------       ------
    Ending plan assets                               2,064        1,653
                                                    ------       ------

Funded status                                         (194)        (782)
Unrecognized net transition obligation                 216          246
Unrecognized net (gain) loss                          (214)         513
Unrecognized prior service cost                        (12)         (13)
                                                    ------       ------
    Prepaid (accrued) benefit cost                  $ (204)      $  (36)
                                                    ======       ======
-----------------------------------------------------------------------
Discount rate on benefit obligation                   7.50%        6.25%
Long-term rate of investment return                   9.00%        9.00%
Rate of compensation increase                         4.50%        4.50%
------------------------------------------------------------------------

Pension expense


(in thousands)                              1999         1998       1997
------------------------------------------------------------------------
Service cost                              $  194       $  138     $  107
Interest cost                                169          139        112
Expected return on plan assets              (151)        (125)      (182)
Net amortization and deferral                 55           31        116
                                          ------       ------     ------
  Net pension expense                     $  267       $  183     $  153
                                          ======       ======     ======
------------------------------------------------------------------------

A supplemental retirement program for certain executive officers provides benefits which are integrated with the other benefit plans. A summary of the plan follows:


(in thousands)                                        1999         1998
-----------------------------------------------------------------------
Change in benefit obligation
  Beginning benefit obligation                     $ 1,245      $   898
  Service cost                                          89           75
  Interest cost                                        106           71
  Liability (gain) loss                                 79           35
  Change in assumptions                                 79          166
                                                   -------      -------
    Ending benefit obligation                        1,598        1,245
                                                   -------      -------

Funded status                                       (1,598)      (1,245)
Unrecognized net transition obligation                 101          113
Unrecognized net actuarial loss                        326          293
Unrecognized prior service cost                         91           22
                                                   -------      -------
    Prepaid (accrued) benefit cost                 $(1,080)     $  (817)
                                                   =======      =======
-----------------------------------------------------------------------
Discount rate on benefit obligation                   7.50%        6.25%
Rate of compensation increase                         4.50%        5.00%
-----------------------------------------------------------------------


Supplemental retirement plan expense


(in thousands)                         1999        1998       1997
------------------------------------------------------------------
Service cost                           $ 89        $ 75       $ 60
Interest cost                           106          71         54
Net amortization and deferral            68          18         14
                                       ----        ----       ----
  Net supplemental retirement
    plan expense                       $263        $164       $128
                                       ====        ====       ====
------------------------------------------------------------------

A 401 (k) profit sharing plan covers substantially all full-time employees. Participants may defer up to 12.5% of their salaries and the Bank may match 50% of the employee's deferrals to a maximum of 3%. Contributions and expense for 1999, 1998 and 1997 were $181,000, $163,000 and $141,000.

An Employee Stock Ownership Plan (ESOP) covers substantially all full-time employees. At December 31, 1999 and 1998 the plan held 366,059 and 381,594 shares of stock with a fair market value of $10,250,000 and $15,073,000. All shares are allocated to and voted by employees. ESOP participants are entitled to receive distributions from their ESOP accounts only upon termination of service. The annual contribution to the ESOP is determined by the board of directors. Contributions and expense for 1999, 1998, and 1997 were $199,000, $182,000 and $163,000.

Agreements granting death benefits funded with life insurance are provided to certain officers while employed. The financial statement impact of these arrangements is not material.



Note 11 - Long-Term Incentive Plan

A long-term incentive plan grants certain officers stock options and tandem stock appreciation rights. All options and rights under the plan have been granted and all outstanding options and rights at December 31, 1999, 1998 and 1997 were exercisable. During 1999 the majority of options and all the outstanding rights were exercised. As of December 31, 1999 the outstanding options are vested, have a weighted average exercise price of $9.97, a range of exercise price of $9.34 - $10.60 and a weighted average remaining option life of
3.0 years. The expense for the stock appreciation rights for 1999, 1998 and 1997 was ($802,000), $1,124,000 and $1,129,000. A summary of the activity in the plan, restated for all stock dividends and splits, is as follows:

                                                         Weighted
                                                          Average
                                                         Exercise
                              Options        Rights         Price
-----------------------------------------------------------------
Outstanding - 12/31/96        312,056       144,119         $6.42
Exercised                     (28,462)      (14,230)         4.61
                              -------       -------
Outstanding - 12/31/97        283,594       129,889          6.60
Exercised                     (42,778)      (21,388)         4.80
                              -------       -------
Outstanding - 12/31/98        240,816       108,501          6.90
Exercised                    (216,996)     (108,501)         6.56
                              -------       -------
Outstanding - 12/31/99         23,820             0          9.97
                              =======       =======
-----------------------------------------------------------------

Note 12 - Related Party Transactions

Certain directors and executive officers of the Corporation and the Bank (including family members, affiliates and companies in which they are principal owners) had loans with the Bank in the ordinary course of business. The aggregate amount of loan advances to such related parties at December 31, 1999 and 1998 amounted to $2,716,000 and $2,574,000. During 1999, new loan advances to such related parties amounted to $2,893,000 and repayments amounted to $2,751,000.


Note 13 - Off-Balance-Sheet Financial Instruments and Contingencies

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

(in thousands)                                             1999     1998
------------------------------------------------------------------------
Commitments to make loans                               $38,152  $49,223
Unused lines of credit                                   92,269   71,693
Standby letters of credit                                   761    1,448
------------------------------------------------------------------------

At December 31, 1999 and 1998, commitments to make loans included $9.0 million and $12.8 million of fixed and variable rate commercial loans. These commitments generally have termination dates of 90 days or less and may require a fee. Commitments to make loans also include commitments for primarily fixed rate mortgage loans of $24 million and $34 million at December 31, 1999 and 1998, which are intended for sale in the secondary market upon closing. Other commitments include variable rate mortgage loans of $5.2 million and $2.4 million at December 31, 1999 and 1998. Fixed rate loan commitments have interest rates ranging from 6.875% to 9.25% and terms ranging from 6 months to 30 years.

The Corporation has entered into employment agreements with certain officers. Under the terms of these agreements, certain events leading to separation from the Corporation could result in cash payments to these officers.

Note 14 - Shareholder Rights Plan

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



Note 15 - Fair Value Disclosure

Fair values of financial instruments are estimated as follows:

Short-term financial instruments: The carrying value is a reasonable estimate of fair value for cash and cash equivalents, federal funds purchased and accrued interest.

Securities available for sale: Fair values are based on quoted market prices.

Loans: Fair value for certain homogeneous categories of loans, such as some residential mortgages, is estimated using quoted market prices for similar loans, adjusted for differences in loan characteristics. The fair values of other types of loans are estimated by discounting future cash flows, including estimates of prepayments, using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same maturities. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns.

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

Estimated fair values of financial instruments at December 31 were:

                                         1999                  1998
                                  ------------------   ------------------
                                  Carrying      Fair   Carrying      Fair
(in thousands)                      Amount     Value     Amount     Value
-------------------------------------------------------------------------
Financial assets
  Cash and cash equivalents       $ 22,474  $ 22,474   $ 21,340  $ 21,340
  Securities available for sale    100,765   100,765    120,399   120,399
  Loans held for sale                2,218     2,235      6,173     6,229
  Loans, net of allowance          361,101   361,097    314,776   318,761
  Accrued interest receivable        3,009     3,009      3,021     3,021

Financial liabilities
  Deposits                         418,423   419,064    410,139   413,565
  Federal funds purchased            3,000     3,000         --        --
  Federal Home Loan Bank advances   30,000    29,530     17,000    17,388
  Accrued interest payable           1,116     1,116      1,118     1,118
-------------------------------------------------------------------------

The fair value of off-balance-sheet instruments at December 31, 1999 and 1998 is not material.

Note 16 - Regulatory Capital Requirements
The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The regulations require meeting specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. To be considered adequately capitalized (as defined) under the regulatory framework for prompt corrective action, minimum capital ratios must be maintained. Failure to meet minimum capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Capital ratios for the Bank are consistent with the Corporation's capital ratios. The Bank's and Corporation's capital ratios are significantly above the well-capitalized standards. The following summarizes the consolidated Corporation's year-end capital amounts and ratios:

(in thousands)                                     1999         1998
--------------------------------------------------------------------
Tier 1 capital
  Shareholders' equity                         $ 45,886     $ 40,756
  Less: Goodwill                                   (277)        (317)
  Net unrealized (gains) losses                     817         (964)
                                               --------     --------
    Total tier 1 capital                         46,426       39,475
Tier 2 capital                                    5,137        4,449
                                               --------     --------
    Total qualifying capital                   $ 51,563     $ 43,924
                                               ========     ========

Risk-weighted assets                           $410,724     $355,566
Quarterly average assets                        504,843      479,524
--------------------------------------------------------------------

                            Regulatory Capital Standards
                         ---------------------------------
                                          Well Capitalized
                                              Under Prompt
                           Adequately    Corrective Action
                          Capitalized           Provisions             Actual
                        -------------    -----------------      -------------
                        Amount  Ratio        Amount  Ratio      Amount  Ratio
                        ------  -----        ------  -----      ------  -----
1999
  Tier 1 leverage      $20,194    4.0%      $25,242    5.0%    $46,426   9.20%
  Tier 1 risk-based     16,429    4.0%       24,643    6.0%     46,426  11.30%
  Total risk-based      32,858    8.0%       41,072   10.0%     51,563  12.55%

1998
  Tier 1 leverage      $19,181    4.0%      $23,976    5.0%    $39,475   8.23%
  Tier 1 risk-based     14,223    4.0%       21,334    6.0%     39,475  11.10%
  Total risk-based      28,445    8.0%       35,557   10.0%     43,924  12.35%

Note 17 - Earnings Per Share

A calculation of basic earnings per share and diluted earnings per share is presented below:

                                               1999        1998        1997
---------------------------------------------------------------------------
Net income (in thousands)                    $7,265      $6,097      $5,245
                                             ======      ======      ======

Basic earnings per share:
  Average common shares outstanding       3,024,661   2,950,761   2,895,658
  Average contingently issuable shares       12,950       9,569       6,133
                                          ---------   ---------   ---------
                                          3,037,611   2,960,330   2,901,791
                                          =========   =========   =========
  Basic earnings per share                    $2.39       $2.06       $1.81
                                              =====       =====       =====

Diluted Earnings per share:
  Average outstanding shares, per above   3,037,611   2,960,330   2,901,791
  Effect of stock options                   129,356     203,752     225,895
                                          ---------   ---------   ---------
                                          3,166,967   3,164,082   3,127,686
                                          =========   =========   =========
  Diluted earnings per share                  $2.29       $1.93       $1.68
                                              =====       =====       =====
---------------------------------------------------------------------------

Note 18 - Empire Banc Corporation
(Parent Company Only)
Condensed Financial Statements

The Corporation's primary source of funds to pay dividends to shareholders is the dividends it receives from the Bank. The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 1999, $7,251,000 of the Bank's retained earnings were available for dividend declaration without prior regulatory approval.

Following are condensed parent company financial statements:


Condensed Balance Sheets
                                                    December 31
(in thousands)                                    1999       1998
-----------------------------------------------------------------
Assets
  Cash and due from banks                      $ 3,633    $ 1,533
  Investment in subsidiary                      40,685     38,504
  Other assets                                   2,289      1,289
                                               -------    -------
    Total assets                               $46,607    $41,326
                                               =======    =======
Liabilities and shareholders' equity
  Other liabilities                            $   721    $   570
  Shareholders' equity                          45,886     40,756
                                               -------    -------
    Total liabilities and
      shareholders' equity                     $46,607    $41,326
                                               =======    =======

Condensed Statements of Income

                                        Year Ended December 31
(in thousands)                        1999        1998       1997
------------------------------------------------------------------
Cash dividends from subsidiary      $ 3,450      $2,905     $2,525
Net expense                            (223)       (147)       (91)
Federal income tax benefit               76          50         31
Equity in undistributed
  subsidiary income                   3,962       3,289      2,780
                                    -------      ------     ------
    Net income                        7,265       6,097      5,245
Change in net unrealized gains/
  losses on securities held by
  the Bank, net of tax               (1,781)        611        179
                                    -------      ------     ------
    Comprehensive income            $ 5,484      $6,708     $5,424
                                    =======      ======     ======

Condensed Statements of Cash Flows
                                                 Year Ended December 31
(in thousands)                                1999        1998        1997
--------------------------------------------------------------------------
Cash flow from operating activities
Net income                                 $ 7,265     $ 6,097     $ 5,245
Adjustments
  Other                                      1,008         (25)         (8)
  Subsidiary net income                     (7,412)     (6,194)     (5,305)
                                            ------      ------      ------
    Net cash from operating activities         861        (122)        (68)

Cash flow from investing activities
  Subsidiary cash dividends received         3,450       2,905       2,525

Cash flow from financing activities
  Cash dividends paid                       (3,312)     (2,849)     (2,453)
  Issuance of common stock                   1,101         205         285
                                           -------     -------     -------
    Net cash from financing activities      (2,211)     (2,644)     (2,168)

    Net change in cash and due from banks    2,100         139         289

Beginning cash and due from banks            1,533       1,394       1,105
                                           -------     -------     -------
Ending cash and due from banks             $ 3,633     $ 1,533     $ 1,394
                                           =======     =======     =======
--------------------------------------------------------------------------


Note 19 - Subsequent Event - Merger Agreement

On February 7, 2000 Empire Banc Corporation and Huntington Bancshares Incorporated (Huntington) jointly announced they have signed a definitive agreement for Huntington to acquire the Corporation. The Corporation's shareholders will receive 2.0355 Huntington shares for each share of Corporation stock in a tax-free exchange. This is equivalent to approximately $43.25 per share based on Huntington's closing stock price on February 4, The acquisition will be accounted for as a purchase, is subject to normal regulatory and shareholder approvals, and is expected to close early in the third quarter of 2000. Huntington plans to issue approximately 6.5 million shares in connection with the transaction, which are to be purchased on the open market. Huntington is a regional bank holding company headquartered in Columbus, Ohio with assets of $29 billion.

Report of Independent Auditors


CROWE CHIZEK



To the Shareholders and Board of Directors
Empire Banc Corporation, Traverse City, Michigan


We have audited the accompanying consolidated balance sheets of Empire Banc Corporation as of December 31, 1999 and 1998 and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire Banc Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.






/s/ Crowe, Chizek and Company LLP
Crowe, Chizek and Company LLP

Grand Rapids, Michigan
January 20, 2000, except for
Note 19, as to which the date is
February 7, 2000.

Quarterly Financial Data
Empire Banc Corporation

The following is a summary of selected quarterly results of operations for the years ended December 31, 1999 and 1998:


(in thousands,                                    Quarter Ended
 except share data)           December 31  September 30      June 30     March 31
---------------------------------------------------------------------------------

1999
Total interest income              $9,759        $9,659       $9,346       $9,255
Net interest income                 5,499         5,484        5,342        5,253
Provision for loan losses             211           104          130          256
Non-interest income                 1,813         2,015        2,118        2,388
Non-interest expense                4,004         4,626        4,756        4,978
Income before federal
  income taxes                      3,097         2,769        2,574        2,407
Net income                          2,091         1,846        1,718        1,610

Basic earnings per share              .68           .61          .57          .53
Diluted earnings per share            .66           .58          .54          .51
---------------------------------------------------------------------------------

1998
Total interest income              $9,681        $9,330       $8,840       $8,708
Net interest income                 5,479         5,086        4,830        4,729
Provision for loan losses             298           552           83          282
Non-interest income                 2,314         2,154        2,197        2,094
Non-interest expense                4,863         4,308        4,818        4,550
Income before federal
    income taxes                    2,632         2,380        2,126        1,991
Net income                          1,760         1,583        1,417        1,337

Earnings per share                    .59           .53          .48          .46
Diluted earnings per share            .56           .50          .45          .42
---------------------------------------------------------------------------------

Per-share amounts have been adjusted for stock splits and dividends.

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.


PART III

Item 10.  Directors and Executive Officers of the Registrant

The current directors of the Corporation, except Laurence P. Skendzel, M.D., Ronald G. Reffitt, Sr., and Deborah J. Knudsen, have been directors of the Corporation since its formation in 1987. Mr. Reffitt and Mrs. Knudsen became directors in 1994. Dr. Skendzel became a director in 1989. The directors of the Corporation are also directors of the Corporation's wholly owned subsidiary, Empire National Bank (the "Bank"), and have been since the year shown in the following table:

                                Director      Term
                                 of Bank  Expiring
Name                        Age    Since        In  Principal Occupation
----------------------------------------------------------------------------
John R. Anderson             72     1973      2000  Anderson, Gordon and Associates,
                                                    Advertising and Public Relations

Michael H. Dennos            79     1973      2001  Retired, Former Corporate Vice
                                                    President of Sara Lee Corporation

James E. Dutmers, Jr.        56     1976      2001  Chairman and Chief Executive
                                                    Officer, Empire Banc Corporation
                                                    and Empire National Bank

William T. Fitzgerald, Jr.   54     N/A       N/A   Division Vice President, Empire
                                                    National Bank; Vice President,
                                                    Secretary/Treasurer, Empire Banc
                                                    Corporation

Don A. Good, M.D.            61     1984      2000  Physician, Grand Traverse
                                                    Obstetrics and Gynecology, P.C.

Robert L. Israel             56     1976      2002  President and Chief Operating
                                                    Officer, Empire Banc Corporation
                                                    and Empire National Bank

Deborah J. Knudsen           49     1994      2000  President and Chief Executive
                                                    Officer, Traverse City Convention
                                                    and Visitors Bureau

Marilyn J. McCool            53     N/A       N/A   Division Vice President-Human
                                                    Resources, Empire National Bank;
                                                    Vice President, Empire Banc
                                                    Corporation

                                Director      Term
                                 of Bank  Expiring
Name                        Age    Since        In  Principal Occupation
----------------------------------------------------------------------------
Thomas G. McIntyre           52     1981      2001  Chairman, Passageways/Carlson
                                                    Wagonlit Travel

James M. Merenda             55     N/A       N/A   Division Vice President-Trust,
                                                    Empire National Bank; Vice
                                                    President, Empire Banc Corporation

Bruce W. Reavely             51     N/A       N/A   Division Vice President-Sales and
                                                    Service, Empire National Bank; Vice
                                                    President, Empire Banc Corporation

Ronald G. Reffitt, Sr.       62     1994      2001  President, Peninsula Construction
                                                    and Supply, Inc.

John M. Rockwood, Jr.        56     1985      2002  President and Chief Executive
                                                    Officer, Munson HealthCare

Laurence P. Skendzel, M.D.   69     1989      2000  Retired in 1994, formerly
                                                    Physician, Grand Traverse
                                                    Pathology, P.C.

Louis A. Smith               60     1976      2002  Attorney, Smith & Johnson
                                                    Attorneys, P.C.

Daniel G. Stoudt             53     N/A       N/A   Division Vice President,
                                                    Sales and Service, Empire National
                                                    Bank; Vice President, Empire Banc
                                                    Corporation


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and certain officers, and persons who own more than ten percent (10%) of the Corporation's Common Stock to file with the SEC initial reports of beneficial ownership and reports of changes of beneficial ownership of Common Stock. These officers, directors and greater than ten- percent (10%) shareholders are required by SEC regulation to furnish the Corporation with copies of these reports.

Based solely on the Corporation's review of such reports the Corporation believes that all it's executive officers, directors and persons owning more than ten percent (10%) of the Corporations Common Stock complied with all filing requirements applicable to them with respect to transactions during the fiscal year ending December 31, 1999.

Item 11.  Executive Compensation

The information under the captions "Compensation Committee Report On Executive Compensation" and "Performance Graph" is not incorporated herein.

The following table presents, for the fiscal years shown, the annual, long-term and other compensation paid to or accrued for the Corporation's Chief Executive Officer and the next five most highly compensated executive officers of the Corporation, whose 1999 salary and bonus exceeded $100,000 (the "Named Executive Officers"):


                            Summary Compensation Table
----------------------------------------------------------------------------
                                     Annual Compensation
                                     -------------------     All Other
Name and Principal Position   Year   Salary $(1)  Bonus $  Compensation $(2)
----------------------------------------------------------------------------
James E. Dutmers, Jr.         1999    249,214     104,238         18,049
Chairman and Chief Executive. 1998    237,154      91,124         17,360
Officer                       1997    229,196      83,489         16,964

Robert L. Israel              1999    221,265      92,178         15,656
President and Chief Operating 1998    210,059      80,581         15,047
Officer                       1997    202,671      73,830         14,697

William T. Fitzgerald, Jr.    1999    125,000      40,415          8,891
Vice President and            1998    115,615      34,406          8,346
Secretary/Treasurer           1997    109,885      30,847          8,005


James M. Merenda              1999    125,000      40,415          8,978
Vice President                1998    115,615      34,406          8,434
                              1997    109,885      30,847          8,091

Bruce W. Reavely              1999    125,000      40,415          8,702
Vice President                1998    115,615      34,406          8,157
                              1997    109,885      30,847          7,815

Daniel G. Stoudt              1999    125,000      40,415          8,670
Vice President                1998    115,615      34,406          8,126
                              1997    105,808      29,703          7,783

(1) Includes director fees for Mr. Dutmers of $7,650, $7,500 and $6,600 for 1999, 1998 and 1997, respectively, and for Mr. Israel $7,650, $6,975 and $6,600 for 1999, 1998, and 1997, respectively, (see "Director Compensation").

(2) The amounts shown for 1999 include the following: (i) combined matching and other employer contributions made for the account of the named person by the Bank to its Savings and Investment Retirement Plan ("Savings Plan"), a 401(k) plan for all employees, and to the Bank's Supplemental Executive Retirement Plan (the "Supplemental Plan"); (ii) combined contributions made by the Bank to its Employee Stock Ownership Plan ("ESOP") for all employees and to the Supplemental Plan for the account of the account of the named person; and (iii) term life insurance premiums paid on behalf of the named person, as follows:


Name                      Savings Plan $      ESOP $     Term Life $
--------------------------------------------------------------------
James E. Dutmers, Jr.              7,234       7,234           3,581
Robert L. Israel                   6,397       6,397           2,862
William T. Fitzgerald, Jr.         3,740       3,740           1,411
James M. Merenda                   3,740       3,740           1,498
Bruce W. Reavely                   3,740       3,740           1,222
Daniel G. Stoudt                   3,740       3,740           1,190

The following table presents information about stock options and stock appreciation rights ("SARs") exercised during 1999 and held by the Named Executive Officers at December 31, 1999.

                 Aggregated Option/SAR Exercises in Last Fiscal Year
                        And FY-End Option/SAR Values

                                                    Number of
                                                    Securities
                                                    Underlying
                           Number of                Unexercised
                            Shares                 Options/SARS at   Value of
                          Underlying               Fiscal Year End  Unexercised
                        Options/SARs     Value    (#) Exercisable/  In-the-Money
Name                     Exercised(#)  Realized(1)  Unexercisable     Options
----                    -------------  ----------  --------------    -----------
James E. Dutmers, Jr.        55,605    $1,341,781         0/0              0

Robert L. Israel             70,266     1,841,196         0/0              0

William T. Fitzgerald, Jr.  .52,824     1,424,196         0/0              0

James M. Merenda             52,824     1,424,196         0/0              0

Bruce W. Reavely             52,824     1,424,196         0/0              0

Daniel G. Stoudt             41,162     1,066,325         0/0              0


(1) The value realized is based on the difference between the market bid price of the shares underlying the options and SARs on the date of exercise and the exercise and base price of the option and SARs, respectively.

The Bank has adopted the Empire National Bank Employees Pension Plan (the "Pension Plan"). The Pension Plan is non-contributory and covers full-time employees who are age 21 or over and have at least one year of service. The Pension Plan provides a normal retirement benefit at age 65 dependent upon final average compensation and years of service. The final average compensation is the highest average of a participant's base salary for any five (5) years in the participant" last ten (10) years of employment.

The Bank has also adopted an unfunded, non-qualified Supplemental Executive Retirement Plan (the Supplemental Plan) under which supplemental pension benefits are to be paid upon retirement to certain executive officers covered by the Pension Plan, including the Named Executive Officers. Under the Supplemental Plan, a target benefit is established as a percentage of a participant's total compensation (salary plus bonus as shown in the Summary Compensation Table, above), depending on retirement age and years of service. Among other things, the Supplemental Plan provides a benefit otherwise denied because of certain limitations under the Internal Revenue Code on benefits for executive officers and on their deferrals under the Savings Plan.

                               Pension Plan Table
---------------------------------------------------------------------------
Remuneration      15           20            25          30           35
------------   --------     --------     --------     --------     --------

$100,000       $ 30,000     $ 40,000     $ 50,000     $ 55,000     $ 60,000
 150,000         45,000       60,000       75,000       82,500       90,000
 200,000         60,000       80,000      100,000      110,000      120,000
 250,000         75,000      100,000      125,000      137,500      150,000
 300,000         90,000      120,000      150,000      165,000      180,000
 350,000        105,000      140,000      175,000      192,500      210,000
 400,000        120,000      160,000      200,000      220,000      240,000
 450,000        135,000      180,000      225,000      247,500      270,000

The years of credited service for the individuals named in the Summary Compensation Table above are as follows: Mr. Dutmers, 20; Mr. Israel, 24; Mr. Fitzgerald, 23; Mr. Merenda, 16; Mr. Reavely, 16; and Mr. Stoudt, 23.

The benefits shown in the table above, based at age 65 and on years of credited service, are combined benefits under the Pension Plan and the Supplemental Plan on a straight life annuity basis before reduction for social security and the actuarial equivalent of the participant's account balance, under a profit sharing plan formerly maintained by the Bank. Actual benefits may be reduced based on target retirement age benefit levels. Current compensation covered under the two plans combined for the Named Executive Officers is shown in the "Salary" and "Bonus" columns of the Summary Compensation Table.

                     Management Continuity Agreements

The Corporation has entered into individual Management Continuity Agreements with executive officers of the Corporation, including the Named Executive Officers. Each Management Continuity Agreement provides that in the event of a change in control of the Corporation, the employment of the officer who is a party to the Agreement may not be terminated except for cause during the five-year period following an agreement that will result in the change in control. During the five-year period, the Corporation may not, without the officer's agreement, reduce the officer's salary, bonus or benefits, change his responsibilities, or materially change his principal place of employment. In the event the officer's employment is terminated by the Corporation or the officer resigns following one or more of the actions by the Corporation described in the preceding sentence without his agreement, the officer is entitled to one hundred thirty three percent (133%) of his regular salary payments and inclusion in employee benefit plans for the greater of three year following the termination of employment of the remainder of the five-year period. The Agreements provide that payments to the officers based on a percentage of regular salary payments will be reduced by an amount necessary to eliminate certain penalty taxes otherwise payable by the officer, if such reduction results in greater after tax payments to the officer. Such reduction will also increase the corresponding deduction to which the Corporation is entitled. While the amount of any benefits from the Management Continuity Agreements will be dependent on salary levels and other factors and events occurring in the future, the current annual salary levels for the Named Executive Officers covered by the Agreements are as follows: Mr. Dutmers, $251,227; Mr. Israel, $222,160; Mr. Fitzgerald, $130,000; Mr. Merenda, $130,000; Mr. Reavely, $130,000; and Mr. Stoudt, $130,000.

The Corporation's purpose for entering into these Agreements with the executive officers selected is to provide financial security to those officers following a change in control of the Corporation and to provide an additional current inducement for them to remain employed by the Corporation. With continuation of their employment being reasonably assured, these officers may be in a better position to act, with respect to a possible change in control of the Corporation, for the benefit of the Corporation and its shareholders without concern about their own financial security.

In connection with the anticipated merger of the Corporation with and into Huntington Bancshares Incorporated (the "Merger"), the Corporation, Huntington Bancshares Incorporated ("Huntington") and each executive officer of the Corporation have entered into a Lump Sum Payment, Release, and Waiver Agreement (the "Lump Sum Agreement"). Each Lump Sum Agreement provides that as soon as practicable following the Merger, the executive officer shall receive a single payment instead of receiving benefits which would have become payable or the payment of which would have been accelerated upon a change in control of the Corporation. The benefits which will be paid pursuant to the Lump Sum Agreement include, but are not limited to, payments pursuant to the Management Continuity Agreements, the Corporation's Supplemental Executive Retirement Plan, the Corporation's Executive Supplemental Income Agreements, the supplemental, nonqualified portion of the Corporation's Employee Stock Ownership Plan and the supplemental, nonqualified portion of the Corporation's Savings, Investment and Retirement Plan. Except for the Lump Sum Agreement among the Corporation, Huntington and Marilyn McCool, each Lump Sum Agreement provides that payments under the Lump Sum Agreement will be reduced to the extent necessary to eliminate certain penalty taxes payable by the executive officer, which will also increase the amount of payments deductible by

Huntington. The payments to Ms. McCool pursuant to the Lump Sum Agreement may result in certain penalty taxes becoming payable by Ms. McCool and Huntington may not be entitled to deductions for a portion of the payments to Ms. McCool.

The Lump Sum Agreements also provide that Huntington shall employ, and the executive officers shall accept the employment by Huntington during an initial transition period to commence as of the effective time of the Merger and end on December 31, 2000 (the "Initial Transition Period"), and Huntington shall pay to Executive Officers the salary currently enjoyed by the Executive Officer during the Initial Transition Period. After the Initial Transition Period, the executive officers shall become employees at will of Huntington on such terms and conditions as are mutually agreeable between Huntington and the executive officers. Under no circumstances will severance payments under Huntington's Transition Pay Plan or any similar plan adopted by Huntington become payable to the executive officers.


          Compensation Committee Report on Executive Compensation

The Nominating and Compensation committee of the Board of Directors of the Corporation (the "Committee") is comprised entirely of non-employee directors. The Committee is responsible for setting and administering the policies which govern annual compensation and incentive programs. In addition, it reviews all executive compensation and benefit programs from time to time available to executive officers of the Corporation and to all employees of the Bank. In this respect, the Committee makes recommendations to the Board of Directors with respect to the compensation of the Chief Executive Officer and the President, as well as reviewing and approving the Chief Executive Officer's and the President's recommendations for other executive officers of the Corporation.

The annual compensation programs of the Corporation are tied to the Corporation's performance. The executive compensation program is comprised of base salaries plus a performance leveraged, short-range and long-range incentive system, which will pay executive officers more for better performance. In evaluating its executive officers' performance and determining their compensation, the Committee evaluates the performance of Empire Banc Corporation and Empire National Bank, focusing on specific corporate financial performance goals, as well as comparisons to industry peer groups.

In determining base salaries, including that of the Chief Executive Officer, the Committee evaluates corporate and executive performance. The Committee reviews a number of factors, both financial and qualitative. While no single factor by itself is considered the key to overall corporate performance, ratings are heavily dependent upon the previous year's achievement of the pre-established financial objectives. The Committee also assesses the executive officer's individual performance based on specific strategic objectives and qualitative factors such as strategic planning, organizational and management development progress, quality of regulatory examinations by the Office of the Comptroller of the Currency and the Federal Reserve, and community and civic involvement. Salaries are also based on a comparison to industry peer salaries.

The short-term incentive or Profit Sharing Incentive Award ("PSIA"), established in 1984, is a cash bonus program based upon a performance formula approved by the Board of Directors. All Bank employees and executive officers of the Corporation, including the Chief Executive Officer, are eligible to participate in the PSIA program. In establishing the PSIA formula, the Board of Directors chose performance criteria which should lead to long-term growth in the stock price of the Corporation. The formula currently requires the Corporation to exceed all pre-established targets for return on average assets, return on average equity and an annual increase in profits before any bonus payments are made. The pre-established minimum target for each performance criteria was determined based upon peer performance, industry performance, and desired Corporation performance levels. The Committee has concluded that the specific targets for performance are confidential business information the disclosure of which would adversely affect the Corporation. The total amount of PSIA awards to be granted to all employees and executive officers of the Corporation is determined by the amount net income exceeds the pre-established target levels for return on assets, return on average equity and the annual increase in profits.

The amounts of individual awards granted to all Bank employees and executive officers of the Corporation, including the Chief Executive Officer, are also based upon a pre-established formula for allocating the total amount of the PSIA pool available for awards. This allocation formula is determined by the total amount of awards to be granted as a percentage of eligible compensation and relative responsibility and accountability of the employee or executive officer.

The long-term incentive utilized is the Empire Banc Corporation Stock Option Plan. The Plan encompasses a series of stock options, and tandem stock appreciation rights granted from 1988 through 1993. Participants include the chief Executive Officer and all executive officers of the Corporation. The Plan was approved by the shareholders of the Corporation in 1988 with a limited amendment approved in 1993. Each option period is for ten (10) years and one (1) day, and granted options only become vested over a five year period. (No options or SARs were granted in 1999). The maximum number of shares authorized by the Plan were previously granted. The number of shares covered by unexercised options and SARs held by the Named Executive Officers are shown in the table above titled "Aggregated Options/SAR Exercises in Last Fiscal Year and FY-End Optional SAR Values." In the opinion of the Committee and the Board of Directors, the Plan promotes the alignment of management and shareholder interests and will result in executive officers of the Corporation being sufficient shareholders to encourage long-term performance and Corporation growth. The Committee meets without the Chief Executive Officer and President to evaluate their performance and reports on that evaluation to the Board of Directors of the Corporation.

With respect to Mr. Dutmers, the Corporation's Chairman and Chief Executive Officer, the Committee determined his salary and annual cash bonus for 1999 based on the same factors and analyses as considered by the Committee in determining the compensation of all other executive officers. These factors and analyses are described above. The Chief Executive Officer's final performance rating is a composite of all relevant factors. It also reflected the Committee's positive assessment of Mr. Dutmers' leadership of the Corporation based on the qualitative factors described above. Mr. Dutmers' cash bonus for 1999 was determined by the PSIA formula described above and reflected the Corporation's 1999 financial performance, which exceeded the pre-established goals for return on average assets, return on equity and the increase in annual profits.

       Submitted by the Compensation Committee of the Board of Directors.

Louis A. Smith, Chairman           Don A. Good, M.D        John R. Anderson

                                    Performance Graph

The following line graph compares cumulative, five-year total shareholder return of the Common Stock, assuming reinvestment of dividends, with the NASDAQ Market Index (a broad equity market index) and the Media General Industry Group-Midwest Banks index (a published industry index).

                                EMPIRE BANC CORPORATION
                                STOCK PERFORMANCE CHART


                              [PERFORMANCE GRAPH]

                                  1994    1995    1996    1997    1998    1999
                                ------  ------  ------  ------  ------  ------
NASDAQ COMPOSITE                104.99  136.18  169.23  207.00  291.96  490.46
REGIONAL MIDWEST BANKS           99.02  144.12  192.54  328.65  364.62  305.58
EBC                             104.21  150.13  193.09  273.22  361.04  262.96

                              Director Compensation

Non-management directors of the Bank of the Bank are paid an annual retainer of $8,000. All directors of the Bank and the non-management directors of the Corporation are compensated at a rate of $650 per director per meeting attended. Non-management directors are compensated at a rate of $400 per committee meeting attended.

Currently, Empire Banc Corporation offers directors the opportunity to defer receipt and income taxation of meeting fees and retainer fees through the Empire Banc Corporation Directors' Deferred Compensation Plan (the "Director Plan").

Under the Director Plan, meeting fees may be deferred by crediting the amount payable to an account (a "Cash Reserve Account") which receives earnings based on the Corporation's average earning asset rate as reported in the annual report to shareholders for the immediately preceding year. Also, under the Director Plan, meeting fees and/or retainer fees may be deferred by crediting an account (a "Stock Reserve Account") with a number of units equal to 110% of the amount of retainer fees divided by the market price of the Common Stock on the day when the fees are paid. Units are also credited to the Stock Reserve Account as dividends are paid on Common Stock in an amount equal to the dividend rate per share multiplied by the number of units in the Stock Reserve Account divided by the market price of the common Stock on the date dividends are paid to shareholders. Cash Reserve Account balances are paid in cash and Stock Reserve Account balances are paid in shares of Common Stock equal to the number of units credited to the Stock Reserve Account. In general, these payments will be made upon the earliest of reaching age 65, retirement, total and permanent disability or death. A director may, however, defer payment past reaching age 65 until the earliest of retirement, total and permanent disability or death by an appropriate election under the Director Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management


                                Amount and Nature of Beneficial Ownership of
                                               Common Stock(1)
                                --------------------------------------------
                                Sole Voting   Shared Voting
                                  and/or        and/or              Percent of
Name                             Investment    Investment             Common
and Address                        Power         Power (2)   Total     Stock
-----------                     -----------   ------------  ------- ----------

Empire National Bank                  0         365,750     365,750     11.5
Employee Stock Ownership Plan (5)
1227 East Front Street
Traverse City, MI 49686

John R. Anderson                      0           2,799       2,799        *
6511 Franklin Woods Drive
Traverse City, MI 49686

Michael H. Dennos                25,326               0      25,326        *
2042 Arrowhead Drive
Traverse City, MI 49686

James E. Dutmers, Jr. (3)       424,609          29,429     454,038     14.2
1227 East Front Street
Traverse City, MI 49686

William T. Fitzgerald, Jr.       51,334          18,099      69,433      2.2
1227 East Front Street
Traverse City, MI 49686

Don A. Good, M.D.                10,542           4,003      14,545        *
6789 Franklin Woods Drive
Traverse City, MI 49686

Robert L. Israel                 71,434          32,907     104,341      3.3
1227 East Front Street
Traverse City, MI 49684

Deborah J. Knudsen(4)                 0             432         432        *
6261 South Westwood Parkway
Suttons Bay, MI 49682

Thomas G. McIntyre (4)           11,381           6,091      17,472        *
6326 Mission Pointe
Traverse City, MI 49686.

James M. Merenda                 34,131          14,454      48,585      1.5
1227 East Front Street
Traverse City, MI 49686


                            Amount and Nature of Beneficial Ownership of
                                           Common Stock(1)
                            --------------------------------------------
                               Sole Voting   Shared Voting
                                 and/or        and/or               Percent of
Name                            Investment    Investment              Common
and Address                       Power         Power (2)     Total    Stock
-----------                    -----------   ------------   -------  ---------

Bruce W. Reavely                  36,867         17,481      54,348       1.7
1227 East Front Street
Traverse City, MI 49686

Ronald G. Reffitt, Sr. (4)        11,400              0      11,400         *
5179 West Torch Lake Drive
Kewadin, MI 49648

John M. Rockwood, Jr. (4)          1,152              0       1,152         *
8582 South Dunns Farm Road
Maple City, MI 49664

Laurence P. Skendzel, M.D. (4)         0          1,027       1,027         *
10338 South Western Hills
Traverse City, MI 49684

Louis A. Smith (4)                22,179         43,473      65,652       2.1
14 Peninsula Hills Drive
Traverse City, MI 49686

Daniel G. Stoudt                  25,666         36,012      61,678       1.9
1227 East Front Street
Traverse City, MI 496866


(1) The numbers of shares presented include shares owned of record by each person and shares which, under applicable regulations of the SEC, are deemed tobe beneficially owned by each person. Under these regulations, a beneficial owner of a security includes any person, who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares voting power or investment power with respect to the security. Voting power includes the power to vote or to direct the voting of the security. Investment power includes the power to dispose or to direct the disposition of the security.

(2) The numbers of shares presented include shares as to which the indicated person is legally entitled to share voting and/or investment power by reason of joint ownership, trust, or other contract or property right, and, in some instances, shares held by spouses and minor children over whom the indicated person may have substantial influence by reason of relationship.

(3) Mr. Dutmers is Chairman and Chief Executive Officer of the Corporation. He has sole voting power with respect to 451,229 shares and shared voting power with respect to 2,809 shares. He has sole investment power with respect to 65,082 shares and shared investment power with respect to 88,532 shares. Of the shares beneficially owned by Mr. Dutmers, 367,776 (or 11.5% of the outstanding shares of Common Stock) are subject to a Voting Trust Agreement, dated November 10, 1997, under which Mr. Dutmers is the sole trustee. As trustee of the voting trust, Mr. Dutmers has the sole power to vote the shares subject to the voting trust on all matters, including the election of directors of the Corporation. Power to dispose of the shares of Common Stock subject to the voting trust is vested in the shareholders who are parties to the Voting Trust Agreement, subject to first being offered to the other parties to the Voting Trust Agreement at fair market value. The Voting Trust Agreement will terminate by its terms on May 30, 2004.

(4) The named director's account under the Directors' Deferred Compensation and Stock Investment Plan (the "Director Plan") see "Director Compensation," is credited with units subsequently payable in an equal number of shares of Common Stock as follows: Mrs. Deborah J. Knudsen, 3,601 units; Mr. Ronald G. Reffitt, Sr., 2,614 units; Mr. John M. Rockwood Jr., 3,399 units; Dr. Laurence P. Skendzel, M.D., 1,410 units; Mr. Thomas G. McIntyre, 752 units; and Mr. Louis A. Smith 2,729 units.

(5) Shares are held for the benefit of participants in the plan. Each plan participant is entitled to direct the plan's board of trustees as to the exercise of voting rights attributable to shares allocated to his or her account. As of February 29, 2000, 365,750 shares were allocated to participants' accounts. The remaining shares, if any, are voted by the plan's board of trustees comprised of James E. Dutmers, Jr., Robert L. Israel, James M. Merenda, and William
          T. Fitzgerald, Jr. Messrs. Dutmers and Israel are directors of the Corporation. All of the aforementioned persons are officers of the Corporation.

*    Less than one percent (1%)

As of February 29, 2000 all directors and executive officers of the Corporation as a group (consisting of 16 persons) owned 968,404 shares of Common Stock or
30.4 percent of the outstanding Common Stock.


Changes in Control of Registrant

The Corporation and Huntington Bancshares Incorporated ("Huntington") entered into an Agreement and Plan of Merger dated as of February 7, 2000 (the "Merger Agreement"). A press release related to the merger and a copy of the Merger Agreement are contained in the Corporation's Form 8-K dated February 9, 2000 which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information appearing in Note 12 of the Notes to Consolidated Financial Statements on page 46 of this Form 10-K, is also incorporated herein by reference in response to this Item.

The Bank had during 1999, and expects to have in the future, banking transactions in the ordinary course of its business with the Corporation's directors and officers, and members of their families and organizations with which they are associated, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others. These transactions did not involve more than the normal risk of collectability or present other unfavorable features. During 1999, the Bank paid $137,657 to the firm of Smith & Johnson Attorneys, P.C., of which Director Louis A. Smith is a shareholder.


PART IV
ITEM 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    1. The following financial statements of the Corporation and related items are included in this report on the pages indicated:
                                                                        Page(s)
                                                                        -------
        Consolidated Balance Sheets as of December 31, 1999 and 1998       27

        For each of the years in the three-year period ended
        December 31, 1999:

          Consolidated Statements of Income                             28-29
          Consolidated Statements of Comprehensive Income                  29
          Consolidated Statements of Changes in Shareholders' Equity       30
          Consolidated Statements of Cash Flows                         31-32

        Notes to Consolidated Financial Statements                      33-52
        Report of Independent Auditors                                     53

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

             (2a) Agreement and Plan of Merger (including the Supplemental Agreement thereto) date February 4, 2000 between Huntington Bancshares Incorporated and Empire Banc Corporation (previously filed as exhibits to the Corporation's Form 8-K dated February 9, 2000 and incorporated herein by reference).

        (3a) Articles of Incorporation with amendments (previously filed as exhibits to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

        (3b) Bylaws as amended and restated February 4, 2000.

        (4) Instruments defining the rights of security holders, including indentures.

             (4a) Articles of Incorporation (see Exhibit (3a)).

             (4b) Bylaws (see Exhibit (3b))

             (4c) Rights Agreement dated December 19, 1990 between the
                  Corporation and the Bank as Rights Agent (previously filed as an exhibit to Corporation's Form 8-K dated December 19, 1990 and incorporated herein by reference).

             (4d) Amendment to Rights Agreement dated February 5, 2000 between the Corporation and the Bank (previously filed as Exhibit 4 to the Corporation's Form 8-K dated February 9, 2000 and incorporated herein by reference).

        (9) Voting Trust Agreement as amended dated November 10, 1997 with respect to the Corporation's Common Stock.

        (10) Material Contracts. * Denotes executive compensation plans and arrangements in which the Corporation's executive officers participate.

             (10a) * Form of Management Continuity Agreement (with amendment)
                   entered into and between the Corporation and each of seven executive officers dated December 1, 1999.

             (10b) * Empire Banc Corporation Stock Option Plan, as amended to date (previously filed as Exhibit (10b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

             (10c) * Empire National Bank Supplemental Executive Retirement Plan
                   as amended December 31, 1999.

             (10d) * Empire Bank Corporation Directors' Deferred Compensation
                   Plan (incorporated herein by reference to the Corporation's Registration Statement dated August 25, 1997, filed under Registration No. 333-36747).

             (10e) * Amendment to the Empire Bank Corporation Directors'
                   Deferred Compensation Plan dated November 1, 1999.

             (10f) * Form of Lump Sum Payment, Release and Waiver Agreement
                   dated February 4, 2000.

             (10g) * Form of Lump Sum Payment, Release and Waiver Agreement
                   dated February 4, 2000.

        (11) Statement re computation of per share earnings as set forth in "Item 8. Financial Statements and Supplementary Data - Notes 1 and 17 to Consolidated Financial Statements" and incorporated herein by reference.

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

        (27) Financial Data Schedule

        (99) Additional exhibits.  Not applicable.


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1999.

      SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2000.


                                                      EMPIRE BANC CORPORATION
                                                      -----------------------
                                                           (Registrant)

                                                      /s/ James E. Dutmers, Jr.
                                                      -------------------------
                                                      James E. Dutmers, Jr.
                                                      Chairman and Chief
                                                      Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the Corporation and in the capacities indicated on February 17, 2000.

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