Form 10-Q
period 2000-03-31
EMPIRE BANC CORP
filed 2000-05-12
CIK 810830

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                    ----------------------------------

                                FORM 10-Q

    Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

    For the quarterly period ended March 31, 2000.

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

                      Yes  X                       No

The number of shares outstanding of each of the issuer's classes of common stock was 3,166,234 shares of no par common stock outstanding as of March 31, 2000.

Empire Banc Corporation - Consolidated Balance Sheets

                                                       March 31   December 31      March 31
(in thousands, except share data)                          2000          1999          1999
Assets
Cash and due from banks                                $ 13,875      $ 19,174      $ 12,900
Federal funds sold                                        2,400         3,300        15,300
                                                       --------      --------      --------
  Cash and cash equivalents                              16,275        22,474        28,200
Securities available for sale                            95,946       100,765       112,579
Loans
  Commercial                                            181,018       179,080       162,395
  Residential real estate                                89,138        80,505        68,713
  Consumer                                              108,375       106,916        92,629
                                                       --------      --------      --------
    Total loans                                         378,531       366,501       323,737
  Allowance for loan losses                              (5,500)       (5,400)       (5,050)
                                                       --------      --------      --------
    Net loans                                           373,031       361,101       318,687
Mortgage loans held for sale                                427         2,218         2,543
Premises and equipment                                    5,715         5,938         5,549
Accrued interest receivable                               3,295         3,009         3,196
Other assets                                              8,729        10,195         8,034
                                                       --------      --------      --------
    Total assets                                       $503,418      $505,700      $478,788
                                                       ========      ========      ========
Liabilities
Deposits
  Non-interest-bearing                                 $ 57,461      $ 66,896      $ 53,228
  Interest-bearing                                      366,660       351,527       357,316
                                                       --------      --------      --------
    Total deposits                                      424,121       418,423       410,544
Federal funds purchased                                      --         3,000            --
Federal Home Loan Bank advances                          25,000        30,000        17,000
Accrued interest payable                                  1,183         1,116         1,119
Other liabilities                                         6,937         7,275         8,185
                                                       --------      --------      --------
    Total liabilities                                   457,241       459,814       436,848

Shareholders' equity
Preferred stock-$1 par value,
  2,000,000 shares authorized, none outstanding
Common stock-no par value, 5,000,000 shares authorized,
  shares outstanding: 3/31/00 & 12/31/99-3,166,234;
  3/31/99-3,011,790                                      33,474        33,452        31,027
Retained earnings                                        13,792        13,251        10,353
Accumulated other comprehensive income (loss)            (1,089)         (817)          560
                                                       --------      --------      --------
    Total shareholders' equity                           46,177        45,886        41,940
                                                       --------      --------      --------
    Total liabilities and shareholders' equity         $503,418      $505,700      $478,788
                                                       ========      ========      ========
-------------------------------------------------------------------------------------------
See accompanying notes.

Empire Banc Corporation - Consolidated Statements of Income

                                                            Year to Date
                                                              March 31
(in thousands, except per share data)                     2000        1999
Interest income
Loans, including fees                                   $8,362      $7,428
Securities: taxable                                      1,414       1,599
            tax-exempt                                     100          80
Federal funds sold                                          48         148
                                                        ------      ------
  Total interest income                                  9,924       9,255

Interest expense
Deposits                                                 4,013       3,748
Federal Home Loan Bank advances
  and other borrowings                                     439         254
                                                        ------      ------
  Total interest expense                                 4,452       4,002
                                                        ------      ------
  Net interest income                                    5,472       5,253
Provision for loan losses                                  116         256
                                                        ------      ------
  Net interest income after
  provision for loan losses                              5,356       4,997

Non-interest income
Trust                                                    1,125         832
Net gains from sale of mortgage loans                      234         675
Deposit fees                                               477         384
Service charges                                            302         405
Loan service fees, net                                     136          65
Other income                                                25          27
                                                        ------      ------
  Total non-interest income                              2,299       2,388

Non-interest expense
Salaries and employee benefits                           2,952       3,141
Occupancy                                                  314         333
Furniture and equipment                                    369         321
Outside processing and other services                      171         233
Legal and professional                                      63         119
Business taxes                                             141         126
Merger & acquisition expense                               514          --
Other expense                                              719         705
                                                        ------      ------
  Total non-interest expense                             5,243       4,978
                                                        ------      ------
  Income before federal income taxes                     2,412       2,407
Federal income taxes                                       921         797
                                                        ------      ------
  Net income                                            $1,491      $1,610
                                                        ======      ======
--------------------------------------------------------------------------

Consolidated Statements of Income - Empire Banc Corporation
(continued)

                                                     Year to date
                                                       March 31
(in thousands, except share data)                 2000          1999
--------------------------------------------------------------------

Basic earnings per share                         $ .47         $ .53
Diluted earnings per share                         .47           .51

Basic average shares outstanding                 3,181         3,023
Diluted average shares outstanding               3,199         3,166
--------------------------------------------------------------------
See accompanying notes.



Consolidated Statements of Comprehensive Income
Empire Banc Corporation

                                                      Year to date
                                                        March 31
(in thousands)                                     2000         1999
--------------------------------------------------------------------

Net income                                       $1,491       $1,610

Other comprehensive income (loss)
  Net unrealized gains (losses) on securities
    available for sale, net of tax                 (272)        (404)
                                                 ------       ------
      Total other comprehensive income (loss)      (272)        (404)
                                                 ------       -------
Comprehensive income                             $1,219       $1,206
                                                 ======       ======
--------------------------------------------------------------------
See accompanying notes.

Empire Banc Corporation - Consolidated Statements of Cash Flows

                                                               Year to Date
                                                                 March 31
(in thousands)                                             2000           1999
Operating activities
Net income                                              $ 1,491        $ 1,610
Adjustments to reconcile net income to net
  cash from operating activities:
  Depreciation and amortization                             298            248
  Provision for loan losses                                 116            256
  Mortgage loans originated for sale                    (12,235)       (33,270)
  Sale of mortgage loans                                 14,260         37,843
  Net gain on loans held for sale                          (234)          (675)
  Net amortization/accretion on securities                   50            103
  Change in
    Accrued interest receivable                            (286)          (175)
    Accrued interest payable                                 67             (1)
    Other assets                                          1,546         (1,282)
    Other liabilities                                      (175)           154
                                                        -------        -------
    Total adjustments                                     3,407          3,201
                                                        -------        -------
      Net cash from operating activities                  4,898          4,811

Investing activities
  Securities available for sale
    Proceeds from maturities, repayments and calls        5,320         17,686
    Purchases                                              (964)       (10,581)
  Loans granted net of repayments                       (12,046)        (4,435)
  Investment in real estate limited partnership             (80)            --
  Premises and equipment expenditures, net                  (75)          (294)
                                                        -------        -------
      Net cash from investing activities                 (7,845)         2,376

Financing activities
  Net increase in deposits                                5,698            405
  Change in federal funds purchased                      (3,000)            --
  Cash dividends paid                                      (950)          (753)
  Federal Home Loan Bank advances                         4,000          3,000
  Federal Home Loan Bank repayments                      (9,000)        (3,000)
  Issuance of common stock, net                              --             21
                                                        -------        -------
      Net cash from financing activities                 (3,252)          (327)
                                                        -------        -------
      Net change in cash and cash equivalents            (6,199)         6,860
Beginning cash and cash equivalents                      22,474         21,340
                                                        -------        -------
Ending cash and cash equivalents                        $16,275        $28,200
                                                        =======        =======
------------------------------------------------------------------------------
Interest paid                                           $ 4,385        $ 4,002
Income taxes paid (refunded)                             (1,400)            30
------------------------------------------------------------------------------
See accompanying notes.

Empire Banc Corporation - Consolidated Statements of Changes in
  Shareholders' Equity

(in thousands)                                           2000           1999
----------------------------------------------------------------------------

Balance January 1                                     $45,886        $40,756
Net income                                              1,491          1,610
Common stock issued, net of
  redemptions and tax benefits                             --            744
Directors deferred compensation plan                       22             --
Cash dividends                                           (950)          (766)
Change in net unrealized gain (loss)
  on securities available for sale,
  net of tax                                             (272)          (404)
                                                      -------        -------
Balance March 31                                      $46,177        $41,940
                                                      =======        =======
----------------------------------------------------------------------------
See accompanying notes.


Notes to Consolidated Financial Statements

Note 1  Merger Agreement

On February 7, 2000 Empire Banc Corporation and Huntington Bancshares Incorporated (Huntington) jointly announced they have signed a definitive agreement for Huntington to acquire the Corporation. The Corporation shareholders will receive 2.0355 Huntington shares for each share of Corporation stock in a tax-free exchange. This is equivalent to approximately $43.25 per share based on Huntington's closing stock price on February 4, 2000. The acquisition will be accounted for as a purchase, is subject to normal regulatory and shareholder approvals, and is expected to close in June of 2000. Huntington plans to issue approximately 6.5 million shares in connection with the transaction, which are to be purchased on the open market. Huntington is a regional bank holding company headquartered in Columbus, Ohio with assets of $29 billion.

Note-2 The unaudited condensed consolidated financial statements include the accounts of Empire Banc Corporation (the Corporation) and its wholly-owned subsidiary, Empire National Bank (the Bank). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

Note-3 Earnings per share is based on weighted-average common and contingently issuable shares outstanding. Diluted earnings per share further assumes the dilutive effect of additional common shares issuable under stock options. A reconciliation of basic earnings per share and diluted earnings per share is presented below:


                                                       Three Months Ending
                                                             March 31,
(in thousands, except per share data)                   2000          1999
--------------------------------------------------------------------------
Net income                                           $ 1,491       $ 1,610
                                                     =======       =======

Basic earnings per share
  Average common shares outstanding                    3,166         3,012
  Average contingently issuable shares                    15            11
                                                       -----         -----
                                                       3,181         3,023
                                                       =====         =====
  Basic earnings per share                             $ .47         $ .53
                                                       =====         =====


Diluted earnings per share
  Average shares outstanding, per above                3,181         3,023
  Effect of stock options                                 18           143
                                                       -----         -----
                                                       3,199         3,166
                                                       =====         =====
  Diluted earnings per share                           $ .47         $ .51
                                                       =====         =====
--------------------------------------------------------------------------


Management's Discussion and Analysis

Summary

Empire Banc Corporation's 2000 first quarter earnings were $1,491,000, a $119,000, or 7%, decrease from 1999 first quarter results. These 2000 first quarter earnings were influenced by $514,000 of expenses related to the merger of Empire Banc Corporation and Huntington Bancshares. Basic and diluted earnings per share were $.47 each in 2000 and $.53 and $.51 in 1999. The annualized return on assets was 1.19% for the quarter versus 1.34% in 1998. The annualized return on equity was 12.99% compared to 15.42% in the prior year quarter. Year to date net income, before expenses related to the merger totaled $2,005,000 in 2000, an increase of 25% over the first quarter of 1999.

Net interest income grew $219,000, or 4%,over first quarter 1999 results primarily due to the growth of $24.0 million in average earning assets. Non-interest income decreased $89,000, or 4%, due primarily to the decline of $441,000 in gains from sale of mortgage loans, a result of reduced mortgage lending activity, offset by increased trust, deposit fee and loan service fee growth. Non-interest expense increased $265,000, or 5.3%, over 1999 results, impacted by the $514,000 in merger related costs.

In measuring asset quality, annualized net charge-offs were .02% of average loans in the first quarter of 2000, substantially below industry norms, and non-performing assets were .70% of loans at March 31, 2000. With the continued growth in the loan portfolio, in particular commercial loans, the allowance for loan losses was increased $100,000 during the first quarter of 2000 and was 1.45% of loans and 206% of non-performing assets at March 31, 2000.

Strong economic growth in the region, coupled with the Corporation's efforts to attract and retain customer relationships led to total assets of $503.4 million at March 31, 2000, a 5% increase from March 31, 1999. During the last twelve months deposits grew $13.6 million to $424.1 million and total loans increased 17% to total $378.5 million at the end of the quarter.

Total shareholders' equity increased 11% during the last twelve months to $46.2 million, improving book value per share to $14.58 from the $13.93 at March 31, 1999.


Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in the three months ended March 31, 2000.

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

Forward-Looking Statements
Certain statements contained in this Form 10-Q constitute "forward looking statements" as prescribed by regulation. These forward-looking statements are identified by the use of such terms as "believes", "expects", "anticipates", "provides", or other words having a similar meaning. Uncertainties and other factors may cause actual results to differ materially from those expressed or implied by such forward looking statements. Forward-looking statements in this Form 10-Q are based on current expectations and/or the assumptions made in the earnings simulation analyses, but numerous factors could cause variances in these projections, and their underlying assumptions, such as changes in interest rates, changes in customer preferences for deposit and loan products, the degree of competition and changes in laws, regulations or policy.


Net Interest Income
                                                            Quarter Ending
                                                               March 31
(in thousands)                                             2000       1999
--------------------------------------------------------------------------
Interest income                                          $9,924     $9,255
Taxable equivalent adjustment                                70         41
                                                         ------     ------
  Interest income (TE)                                    9,994      9,296
Interest expense                                          4,452      4,002
                                                         ------     ------
  Net interest income (TE)                               $5,542     $5,294
                                                         ======     ======
Increase (decrease) due to change in:
Volume                                                   $  556     $  422
Rate                                                       (308)       103
                                                         ------     ------
  Total                                                  $  248     $  525
                                                         ======     ======
--------------------------------------------------------------------------

First quarter net interest income on a taxable equivalent ("TE") basis was $5.5 million, a 5% increase from the $5.3 million earned in the year ago quarter. Average earning assets increased 5% or $24.0 million while net interest margin, the other principal determinant of net interest income, decreased from 4.76% to 4.69% in the quarter to quarter comparison.

Average loans outstanding increased $46.7 million or 14%, from the first quarter of 1999, to $371.4 million for the current quarter. The commercial portfolio grew on average 14% or $22.0 million to average $179.6 million and average consumer loans increased 15% or $14.3 million to average $107.6 million. The mortgage loan portfolio increased $10.4 million, or 14% to average $84.2 million in the first quarter of 2000. The average rate earned on the loan portfolio declined 20 basis points (bp) in the first quarter 2000 in comparison to first quarter 1999, primarily due to interest recoveries recorded in the first quarter of 1999.

The securities portfolio declined on average $13.3 million, or 12% from the first quarter of 1999. The average rate earned increased 17 bp to 6.19% in the quarter to quarter comparison. The rate earned on overnight federal funds sold increased 92 bp and the average outstandings declined $9.3 million, to average $3.4 million.

Interest bearing deposits averaged $359.4 million for the first quarter of 2000, a $4 million increase over 1999. Federal Home Loan Bank advances increased on average $11.4 million in the quarter to quarter comparison. The average rate paid on interest bearing funds was 4.62%, compared to the 4.36% average paid in the first quarter of 1999. Average net non-interest bearing funds supporting earning assets increased 11% or $8.7 million compared to last year's first quarter.

Net Interest Income
Average Balances, Interest Income/Expense, Average Rates

Quarter Ending March 31,                2000                              1999
------------------------------------------------------------------------------------------
                              Average           Average          Average           Average
(dollars in thousands,        Balance  Interest    Rate**       Balance  Interest     Rate**
  taxable equivalent)        --------------------------         --------------------------
Assets
Loans, including fees*       $371,449    $8,389    9.08%        $324,792    $7,434    9.28%

Taxable securities             91,904     1,414    6.16%         106,558     1,599    6.00%
Tax-exempt securities*          8,693       143    6.56%           7,343       116    6.29%
                             --------    ------                 --------    ------
  Securities                  100,597     1,557    6.19%         113,901     1,715    6.02%

Federal funds sold              3,405        48    5.55%          12,735       147    4.63%
                             --------    ------                 --------    ------
  Earning assets              475,451     9,994    8.45%         451,428     9,296    8.35%

Cash and due from banks        14,779                             14,413
Other assets                   10,975                             13,087
                             --------                           --------
  Total assets               $501,205                           $478,928
                             ========                           ========
Liabilities and equity
CDs over $100,000            $ 12,956       177    5.41%        $ 13,860       160    4.62%
Savings & interest checking    75,388       388    2.07%          72,748       362    2.02%
Money market deposits         125,548     1,395    4.47%         126,564     1,218    3.90%
Time deposits                 145,529     2,053    5.67%         142,249     2,008    5.72%
                             --------    ------                 --------    ------
  Interest-bearing deposits   359,421     4,013    4.49%         355,421     3,748    4.28%
FHLB advances and other        28,421       439    6.12%          17,062       254    5.96%
                             --------    ------                 --------    ------
  Interest-bearing
    liabilities               387,842     4,452    4.62%         372,483     4,002    4.36%
                             --------    ------                 --------    ------
Demand deposits                59,991                             55,222
Other liabilities               7,450                              9,458
Shareholders' equity           45,922                             41,765
                             --------                           --------
  Total liabilities
    and equity               $501,205                           $478,928
                             ========                           ========
Net interest spread (TE)                           3.83%                              3.99%
                                                   ====                               ====
Net interest income (TE)                 $5,542                             $5,294
                                         ======                             ======
Net interest margin (TE)                           4.69%                              4.76%
                                                   ====                               ====
-------------------------------------------------------------------------------------------
*   Interest income on tax-exempt securities and certain tax-exempt loans have been adjusted to a tax-equivalent basis.
**  Average rates are annualized based on 91/366 days in 2000 and 90/365 days in 1999.


Non-Interest Income
                                                          Quarter Ending
                                                             March 31
                                                        Increase (decrease)
(in thousands)                                            Amount  Percent
-------------------------------------------------------------------------
Trust                                                    $ 293       35 %
Net gains from sale of mortgage loans                     (441)     (65)%
Deposit fees                                                93       24 %
Service charges                                           (103)     (25)%
Loan service fees, net                                      71      109 %
Other income                                                (2)      (7)%
                                                         -----      ---
  Change in non-interest income                          $ (89)      (4)%
                                                         =====      ===

Non-interest income for the first quarter totaled $2.3 million, a $89,000 or 4% decrease from the first quarter of 1999. Trust income grew 35% in the quarter to quarter comparison as funds under management have increased $59 million. Income from the sales of mortgage loans decreased 65% with a higher interest rate environment and less refinancing activity slowing mortgage origination volume in comparison to the first quarter of 1999. Deposit fees have grown 24% from the year ago quarter. Service charges declined 25% from last year as sales of investment products declined $84,000 or 38% from the first quarter of 1999. Loan service fees, net of amortization, increased 109% from the first quarter of 1999, which was impacted by accelerated amortization of mortgage servicing rights due to increased refinancing activity in 1999.



Non-Interest Expense
                                                         Quarter Ending
                                                             March 31
                                                       Increase (decrease)
(in thousands)                                            Amount  Percent
-------------------------------------------------------------------------
Salaries and employee benefits                           $(189)      (6)%
Occupancy                                                  (19)      (6)%
Premises and equipment                                      48       15 %
Outside processing and other services                      (62)     (27)%
Legal and professional                                     (56)     (47)%
Business taxes                                              15       12 %
Merger & acquisition expense                               514       --
Other expense                                               14        2 %
                                                         -----      ---
  Change in non-interest expense                         $ 265        5 %
                                                         =====      ===

Non-interest expenses for the first quarter totaled $5.2 million, an increase of $265,000, or 5%, from the first quarter of 1999. Nonrecurring merger expense associated with the Empire Banc Corporation and Huntington Bancshares affiliation was $514,000 in the first quarter of 2000. Personnel related expenses declined $189,000 or 6%, principally influenced by reduced activity based commissions.


Asset Quality


Non-Performing Assets

(in thousands)                               3/31/00   12/31/99    3/31/99
--------------------------------------------------------------------------
Non-accrual loans                             $1,887     $1,950     $  847
Renegotiated loans                               271        225        395
                                              ------     ------     ------
  Total non-performing loans                   2,159      2,175      1,242

Other real estate                                510        307        260
                                              ------     ------     ------
  Total non-performing assets                 $2,668     $2,482     $1,502
                                              ======     ======     ======

Non-performing assets as a percent
  of total loans                                 .70%       .68%       .46%

Accruing loans 90 days or
  more past due                              $    --     $    6     $    9
--------------------------------------------------------------------------


Total non-performing assets at March 31, 2000 increased $1.2 million, or 78% from March of 1999. Non-accrual loans increased $1.0 million, renegotiated loans declined $124,000 and other real estate increased $250,000 from March of 1999. Non-performing assets are .70% of total loans at March 31, 2000 as compared to .68% and.46% at December 31, 1999 and March 31, 1999. Loans identified as potential problem loans totaled $2.2 million at March 31, 2000, $1.2 million at December 31, 1998 and $3.1 million at March 31, 1999.

The following table summarizes the provision for loan losses, net loan losses and the allowance for loan losses.

                               Three Months   Twelve Months   Three Months
                                   Ended          Ended           Ended
(in thousands)                    3/31/00        12/31/99        3/31/99
---------------------------------------------------------------------------
Provision for loan losses          $  116          $  701         $  256

Net loan losses                        16             126             31

Period-end allowance for
  loan losses                       5,500           5,400          5,050

Allowance as a percent of
  period-end loans                   1.45%           1.47%          1.56%

Net loan losses to average
  loans outstanding                   .02% *          .04%           .04% *

*  Annualized
---------------------------------------------------------------------------

For the current quarter, net charge-offs were $16,000 compared to $31,000 in
1999.   The allowance for loan losses increased $450,000 over the last twelve months and was 1.45% of total loans as of March 31, 2000. Management believes the increase in the allowance for loan losses is prudent with the continued growth in the commercial loan portfolio. Average commercial loans for the first quarter of 2000 were $180 million, a $22 million increase over the average for the first quarter of 1999. The allowance for loan losses increased $100,000 in the first quarter of 2000 as the commercial loan portfolio grew on average $9 million over the fourth quarter of 1999. The allowance for loan losses was 206% of non-performing assets at March 31, 2000, compared to 218% and 336% at December 31, 1999 and March 31, 1999.

Under accounting guidance regarding impaired loans, at March 31, 2000 there were $2,244,000 in impaired loans with $971,000 for which an allowance for loan losses is allocated. Impaired loans totaled $2,236,000 and $1,062,000 at December 31, 1999 and March 31, 1999.

Securities available for sale

Securities available for sale and their fair values at March 31, 2000 were as follows:

Available for sale
                               Amortized         Unrealized            Fair
(in thousands)                      Cost      Gain         Loss       Value
---------------------------------------------------------------------------
U.S. government and agency       $39,294      $  5      $  (500)    $38,799
State and municipal               17,476        10         (386)     17,100
Mortgage-backed                   20,866        33         (734)     20,165
Other                             17,464        --         (258)     17,206
Equity                             2,496       180           --       2,676
                                 -------      ----      -------     -------
                                 $97,596      $228      $(1,878)    $95,946
                                 =======      ====      =======     =======
---------------------------------------------------------------------------

There were no sales of securities during the three months ended March 31, 2000 or 1999.

Shareholders' Equity and Capital Resources

Total equity at March 31, 2000 was $46.2 million, compared to $45.9 million and $41.9 million at December 31, 1999 and March 31, 1999. The Corporation declared $950,000, or $.30 per share, in dividends for the first quarter of 2000 as compared to $766,000, or $.25 per share in the first quarter of 1999. This is a 20% increase over the first quarter dividend of 1999.

The changes in other comprehensive income (loss) for the three months ended March 31, 2000 and 1999 were comprised of net unrealized losses on securities available for sale, net of tax, of $272,000 and $404,000. Recorded in shareholders' equity was accumulated other comprehensive loss of $1,089,000 at March 31, 2000 and accumulated other comprehensive income of $560,000 at March 31, 1999.


The following summarizes the consolidated Corporation's capital amounts and ratios.

                             Regulatory
                           Capital Standards
                           Well Capitalized                   Actual
                          -----------------  --------------------------------
(in thousands)                   3/31/00      3/31/00    12/31/99     3/31/99
-----------------------------------------------------------------------------

Risk-based capital amounts
Tier 1 leverage                  $25,088     $ 46,999    $ 46,426    $ 41,073
Tier 1 risk-based                 24,364       46,999      46,426      41,073
Total risk-based                  40,607       52,080      51,563      45,554

Risk-weighted assets                          406,066     410,724     357,910
Quarterly average assets                      501,758     504,843     477,662


Risk-based ratios
Tier 1 leverage                        5%        9.37%       9.20%       8.60%
Tier 1 risk-based                      6%       11.57%      11.30%      11.48%
Total risk-based                      10%       12.83%      12.55%      12.73%
-----------------------------------------------------------------------------


Risk-based capital ratios for the Corporation continue to be well above the guidelines established for well-capitalized institutions, which is the highest capital standard.

Empire Banc Corporation

Part II - Other Information

Item 4.  Submission of matters to a vote of security holders

         (a)  none


Item 6.  Reports on Form 8-K filed in the first quarter of 2000:

         Form 8-K, dated February 9, 2000, concerning a press release stating Empire Banc Corporation and Huntington Bancshares Incorporated (Huntington) entered into an Agreement and Plan of Merger and a Supplemental Agreement (collectively the "Merger Agreements") pursuant to which Empire will be merged with and into Huntington (the "Merger"). As a result of the Merger, each outstanding share of Empire's common stock, no par value will be converted into 2.0355 shares of Huntington common stock, without par value. The Merger is conditioned upon, among other things, approval by a majority vote of the shareholders of Empire, and receipt of certain regulatory approvals.

         Exhibits to Form 8-K, dated February 9, 2000.
2.1 Agreement and Plan of Merger dated February 4, 2000 between Empire Banc Corporation and Huntington Bancshares
Incorporated.

2.2 Supplemental Agreement dated February 4, 2000 between Empire
Banc Corporation and Huntington Bancshares Incorporated, with
Warrant Purchase Agreement and Warrant attached as exhibits
thereto
 .
         4 Amendment dated February 4, 2000 to Empire Banc Corporation Rights Agreement.

         99    Press Release dated February 7, 2000.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Empire Banc Corporation
                                   -----------------------
                                        (Registrant)

Date:  May 12, 2000
                                     /s/ James E. Dutmers, Jr.
                                  ---------------------------------------
                                   James E. Dutmers, Jr.
                                   Chairman and Chief Executive Officer

Date:  May 12, 2000
                                     /s/ William T. Fitzgerald, Jr.
                                  ---------------------------------------
                                   William T. Fitzgerald, Jr.
                                   Secretary, Treasurer & Chief Financial
                                   Officer
